Form 10-Q
period 1996-03-31
AXENT TECHNOLOGIES INC
filed 1996-06-05
CIK 1007997

- - --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(Mark One)

_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                                    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ______ to ______.

                         Commission File Number: 0-28100

                                  -------------

                            AXENT TECHNOLOGIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                            87-0393420
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                             Identification No.)



                             2400 Research Boulevard
                                    Suite 200
                            Rockville, Maryland 20850
                    (Address of principal executive offices)


                                 (301) 258-5043
               (Registrant's telephone number including area code)

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes______ No___X___

As  of  April  30,  1996,  there  were  9,963,414  shares   outstanding  of  the
Registrant's Common Stock, par value $.02 per share.

- - -------------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.

                                      INDEX


                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

         Condensed Consolidated Balance Sheets as of                          4
         March 31, 1996 and December 31, 1995
         Condensed Consolidated Statements of  Operations                     5
              for the three months ended March 31, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the              6
         three months ended March 31, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of                            10
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders                 15

Item 6.   Exhibits                                                           15

SIGNATURES                                                                   18

PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below for the three month periods ended March 31, 1996 and 1995 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1995, which are included in the Company's Amendment No. 3 to its registration statement on Form S-1 filed on April 22, 1996, File No. 333-01368.


                                         AXENT TECHNOLOGIES, INC.

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (amounts in thousands)

                                                                      March 31,
                                                                       1996       December 31,
                                                                     (unaudited)    1995
                                                                    ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents ........................................  $  6,572   $  6,083
   Accounts receivable, net .........................................     4,826      5,071
   Notes receivable .................................................       223       --
   Prepaid expenses and other current assets ........................       630        338
                                                                       --------   --------

      Total current assets ..........................................    12,251     11,492
                                                                       --------   --------

Property and equipment, net .........................................     1,227      1,097
Other assets ........................................................        43         57
                                                                       --------   --------
      Total assets ..................................................  $ 13,521   $ 12,646
                                                                       ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities .........................  $  3,819   $  5,035
   Note payable .....................................................       800        900
   Deferred revenue .................................................     2,336      2,290
   Net identifiable (assets) liabilities from discontinued operations     2,408      1,319
                                                                       --------   --------

      Total current liabilities .....................................     9,363      9,544
                                                                       --------   --------

   Long-term deferred revenue, net of current portion ...............       103        126
                                                                       --------   --------

      Total liabilities .............................................     9,466      9,670
                                                                       --------   --------

Stockholders' equity:
   Common stock .....................................................       159        159
   Additional paid-in capital .......................................    22,141     22,133
   Accumulated deficit ..............................................   (18,167)   (19,277)
   Cumulative currency translation adjustments ......................       (78)       (39)
                                                                       --------   --------

      Total stockholders' equity ....................................     4,055      2,976
                                                                       --------   --------

      Total liabilities and stockholders' equity ....................  $ 13,521   $ 12,646
                                                                       ========   ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (amounts in thousands, except per share data)

                                   (unaudited)

                                                               For the Three Months Ended
                                                                       March 31,
                                                             -------------------------------

                                                                    1996      1995
                                                                 -------   -------
Net Revenues:
   Product licenses ...........................................  $ 2,674   $ 1,680
   Services ...................................................    1,408     1,059
                                                                 -------   -------
     Total net revenues .......................................    4,082     2,739
                                                                 -------   -------

Cost of net revenues:
   Product licenses ...........................................      111       247
   Services ...................................................      271       188
                                                                 -------   -------
      Total cost of net revenues ..............................      382       435
                                                                 -------   -------

Gross profit ..................................................    3,700     2,304

Operating expenses:
   Sales and marketing ........................................    2,813     2,918
   Research and development ...................................    1,084       981
   General and administrative .................................      557       533
                                                                 -------   -------
         Total operating expenses .............................    4,454     4,432
                                                                 -------   -------

Loss from continuing operations before royalties, interest,
    and taxes .................................................     (754)   (2,128)
                                                                 -------   -------

   Royalty income .............................................      800      --
   Interest income (expense) ..................................       72       (34)
   Income tax benefit (provision) .............................      (35)      958
                                                                 -------   -------

Income (loss)  from continuing operations .....................       83    (1,204)

Income from discontinued operations ...........................    1,027     1,238
                                                                 -------   -------
Net income ....................................................  $ 1,110   $    34
                                                                 =======   =======
Net income (loss) per common share:
   Continuing operations ......................................  $  0.01   $ (0.13)
   Discontinued operations ....................................  $  0.11   $  0.13
                                                                 -------   -------
Net income per common share ...................................  $  0.12   $  0.00
                                                                 =======   =======

Weighted average number of common shares used in computing  net
    income per common share in (000's) ........................    9,101     9,147


    The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                   (unaudited)
                                                                                                         For the Three Months
                                                                                                            Ended March 31,
                                                                                                      --------------------------
                                                                                                             1996      1995
                                                                                                          -------   -------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net income (loss) from continuing operations ......................................................  $    83   $(1,204)
     Non-cash items:
       Depreciation and amortization ...................................................................      143        62
       Change in assets and liabilities ................................................................   (1,708)     (672)
                                                                                                          -------   -------

   Net cash used in continuing operations ..............................................................   (1,482)   (1,814)
   Net cash provided by discontinued operations ........................................................    2,036     3,460
                                                                                                           -------  -------
   Net cash provided by operating activities ...........................................................      554     1,646
                                                                                                          -------   -------

   Investing activities:
     Capital expenditures ..............................................................................     (259)     (277)
     Payments for corporate acquisition ................................................................     (100)     (672)
     Advances on line of credit to Raxco Software, Inc. ................................................      (73)     --
     Proceeds from sale of Helpdesk business ...........................................................      150      --
                                                                                                          -------   -------

   Net cash used in continuing operations ..............................................................     (282)     (949)
   Net cash provided by discontinued operations ........................................................      248       853
                                                                                                          -------   -------
   Net cash used in investing activities ...............................................................      (34)      (96)
                                                                                                          -------   -------

  Financing activities:
    Proceeds from issuance of capital stock ............................................................        8      --
                                                                                                          -------   -------
  Net cash provided by continuing operations financing activities ......................................        8      --
                                                                                                          -------   -------
  Effect of exchange rate changes on cash ..............................................................      (39)     (235)
                                                                                                          -------   -------

  Net increase in cash and cash equivalents ............................................................      489     1,315
  Cash and cash equivalents, beginning of period .......................................................    6,083     6,612
                                                                                                          =======   =======
  Cash and cash equivalents, end of period .............................................................  $ 6,572   $ 7,927
                                                                                                          =======   =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


Basis of Presentation

The Company develops, markets, licenses and supports enterprise-wide information security solutions for client/server computing environments and provides related services.

The  accompanying   condensed  consolidated  financial  statements  include  the
accounts  of  AXENT  Technologies,   Inc.  and  its  wholly  owned  subsidiaries
(collectively, the "Company" or "AXENT").

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended March 31, 1996 may not necessarily be indicative of the results for the entire year. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1995, which are included in Amendment No. 3 to the Company's registration statement on Form S-1 that was filed with the Securities and Exchange Commission on April 22, 1996.


Initial Public Offering

In February 1996, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell 2,000,000 shares of its common stock to the public. The registration statement also permitted certain non-officer stockholders of the Company to sell up to 990,000 shares to the public, including up to 390,000 shares to cover over-allotments. The registration statement became effective on April 23, 1996. The initial public offering resulted in proceeds to the Company of approximately $25.3 million, net of approximately $2.7 million in underwriting fees and offering expenses, which are not reflected in the condensed consolidated financial statements for the period ended March 31, 1996. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

Discontinued Operations

In mid-1994 the Company made a strategic decision to focus its business on the information security market and to divest itself of products and services unrelated to such business. The following businesses have been divested by the
Company: (i) the storage management products business, which was sold in 1994 for cash, notes and the assumption of certain liabilities, (ii) the OpenVMS utility software distribution business, which was conveyed to Raxco Software, Inc. ("Raxco") in a spin-off effective December 31, 1995 and (iii) the Helpdesk products business, which was sold in February 1996, for cash, a note, royalties and the assumption of certain liabilities. The results of operations for these divested businesses have been accounted for as discontinued operations in accordance with Accounting Principles Bulletin No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30").

Prior to the divestment of those businesses, the Company utilized centralized systems for cash management, payroll, purchasing, distribution, employee benefit plans, insurance and administrative services. As a result, substantially all of the cash receipts of the Company and the discontinued operations were commingled. Similarly, operating expenses, capital expenditures and other cash outlays were centrally disbursed and charged directly or allocated to the discontinued operations. In the opinion of management, the Company's methods for allocating costs among the continued and discontinued operations are reasonable. However, the historical results are not necessarily indicative of the costs that would have been incurred by the Company had the divestments occurred prior to the beginning of those periods.

In February 1996, the Company disposed of its Helpdesk operations for approximately $2.0 million, consisting of an initial cash payment of $150,000, a non-interest bearing note of $150,000, assumption of approximately $400,000 in obligations and liabilities, and the payment of a royalty up to a maximum of $1.3 million on future gross revenues from all Helpdesk product license and maintenance fees. The Company transferred to the buyer the Helpdesk products and the related fixed assets and customer base. The buyer assumed all of the Company's obligations related to the Helpdesk products including obligations related to sales, marketing, support and development employees, telephone support obligations for the existing customers and the facility lease obligations. The Company did not recognize a material gain associated with the transaction.

Income Tax

The Company files a consolidated federal income tax return in the U.S. with its U.S. subsidiaries. Deferred income taxes have been established by each entity based upon its temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

The Company recorded a tax benefit on the loss from continuing operations which was substantially offset by a tax provision on the income from discontinued operations at December 31, 1995. The Company also recorded a valuation allowance against its deferred tax asset at December 31, 1995. For the first quarter of 1996, the Company recorded a tax provision on the income from continuing and discontinued operations. The effective tax rate for the first quarter of 1996 differs from the federal statutory tax rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets. As of March 31, 1996, the Company had federal net operating loss carryforwards of approximately $750,000 for regular tax purposes, which may be utilized to reduce future taxable income through the year 2007. The Company also has general business credits of $409,000 expiring between 1997 and 2006.

Note Payable

The Company acquired Datamedia Corporation in 1994 for $5.0 million in cash and notes. As of March 31, 1996, the amount payable to former Datamedia stockholders included accrued interest of $78,000 and is due December 9, 1996.

Common Stock

In February 1996, the Company's Certificate of Incorporation was amended and restated, which resulted in (among other things) an increase in the authorized capitalization of the Company from 10,000,000 shares of common stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Stock Option Plan

In January 1996, the Company adopted the 1996 Stock Option Plan and the 1996 Directors' Stock Option Plan, providing for the issuance of up to 1,000,000 and 200,000 shares, respectively. Of the 1,000,000 shares provided in the 1996 Stock Option Plan, options covering an aggregate of 274,500 shares were issued in March 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 allows companies which grant stock options a choice to either continue the current accounting treatment under Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or adopt a new set of fair value accounting rules for recognizing compensation expense related to stock awards. Companies continuing under APB 25 must measure option values and disclose the pro forma effects that the new fair value accounting would have on earnings, if recorded. The Company has determined that it will continue the current accounting treatment under APB 25 and will provide pro forma disclosures as of December 31, 1996 for the effect the new fair value accounting rule would have on earnings, if adopted.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No. 333-01368).

Results of Operations

The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to total net revenues:

                                                        Percentage of Total Net Revenues
                                                        --------------------------------
                                                              Three Months Ended
                                                                    March 31,

                                                                 1996     1995
                                                               ------   ------
Net revenues:
    Product licenses ......................................      65.6     61.3
    Services ..............................................      34.4     38.7
                                                               ------   ------
      Total net revenues ..................................     100.0    100.0
                                                               ------   ------

Cost of net revenues:
   Product licenses .......................................       2.7      9.0
   Services ...............................................       6.6      6.9
                                                               ------   ------
     Total cost of net revenues ...........................       9.3     15.9
                                                               ------   ------

Gross profit ..............................................      90.7     84.1

Operating expenses:
   Sales and marketing ....................................      69.0    106.5
   Research and development ...............................      26.6     35.8
   General and administrative .............................      13.7     19.5
                                                               ------   ------
      Total operating expenses ............................     109.3    161.8

Loss from continuing operations before royalties, interest,
   and taxes ..............................................     (18.6)   (77.7)

   Royalty income .........................................      19.6      --
   Interest income (expense) ..............................       1.8     (1.3)
   Income tax (provision) benefit .........................      (0.9)    34.9
                                                                ------   ------

Income (loss) from continuing operations ..................       1.9    (44.1)

Income from discontinued operations .......................      25.2     45.2
                                                                ------   ------

Net income ................................................      27.1      1.1
                                                               ======   ======


                  Three Months Ended March 31, 1996 Compared to
                        Three Months Ended March 31, 1995

Net Revenues

The Company's net revenues from product licenses increased approximately 59%, or $990,000, from $1.68 million for the three months ended March 31, 1995 to $2.67 million for the three months ended March 31, 1996. For those periods in 1995 and 1996, net revenues from product licenses represented 61.3% and 65.6% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the expansion of the Company's product offerings, with the introduction and general release of additional products comprising the OmniGuard family of software products throughout 1995, offset in part by a decrease in license revenues derived from the Company's other (solely OpenVMS) computer security software products. Only one OmniGuard product, Enterprise Security Manager, was commercially available for licensing during the first quarter of 1995.

The Company's net revenues from services increased approximately 33%, or $350,000, from $1.06 million for the three months ended March 31, 1995 to $1.41 million for the three months ended March 31, 1996. The increase in service revenues is primarily attributable to an increase in product maintenance and related consulting services associated with increased licenses of the Company's products. For those periods in 1995 and 1996, net revenues from services represented 38.7% and 34.4% of total net revenues, respectively.

The Company currently believes that period-to-period comparisons of net revenues from the licensing of different software products and related services are not necessarily meaningful as an indication of future performance.

Revenues from North American and International operations were 78% and 22%, respectively, for the three months ended March 31, 1996 as compared to 84% and 16%, respectively for the same period last year.

Cost of Net Revenues

The Company's cost of net revenues for product licenses includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, and product royalties. Cost of net revenues associated with product licenses decreased approximately 55%, or $136,000, from $247,000 for the three months ended March 31, 1995 to $111,000 for the three months ended March 31, 1996. For those periods in 1995 and 1996, cost of net revenues for product licenses represented 14.7% and 4.2% of net revenues from product licenses, respectively. The decrease in the cost of net revenues for product licenses is primarily attributable to the final royalty payment on one of the Company's products in 1995, increased production efficiency and a change in product media to CD-ROM resulting in decreased product production and shipping expenses. Cost of net revenues for product licenses as a percentage of revenues from product licenses may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter or an increase or decrease in licenses of royalty bearing products.

The Company's cost of net revenues from services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of net revenues from services increased 44%, or $83,000 from $188,000 for the three months ended March 31, 1995 to $271,000 for the three months ended March 31, 1996. For those periods in 1995 and 1996, cost of net revenues from services represented 17.8% and 19.2% of net revenues for services, respectively. The increase in cost of net revenues from services is directly related to the increased number of consulting services engagements and an increase in staff of the Company's customer support and services operations necessary to support a larger installed customer base and the additional products offered by the Company.

 Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses decreased 4%, or $110,000, from $2.92 million for the three months ended March 31, 1995 to $2.81 million for the three months ended March 31, 1996. For those periods in 1995 and 1996, sales and marketing expenses represented 106.5% and 69.0% of total net revenues, respectively. The decrease in dollar amount was due to the closing of the Company's German and Swiss direct offices during 1995, offset in part by additional investment in the Company's US and UK operations, increased commissions associated with the additional revenues and increased investment in indirect distribution in Germany and Switzerland. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development increased 12%, or $119,000, from $981,000 for the three months ended March 31, 1995 to $1.1 million for the three months ended March 31, 1996. For those periods in 1995 and 1996 research and development expenses represented 35.8% and 26.6% of total net revenues, respectively. The increase in dollar amount resulted from the addition of developers needed to develop, maintain and enhance the OmniGuard family of software products including the Company's Enterprise SignOn product currently under development. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 5%, or $24,000 from $533,000 for the three months ended March 31, 1995 to $557,000 for the three months ended March 31, 1996. For those periods in 1995 and 1996 general and administrative expenses represented 19.5% and 13.7% of total net revenues, respectively. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Royalty Income

The Company recorded royalty income of $800,000 pursuant to the Exclusive Distributor License Agreement with Raxco that provides for payment by Raxco to the Company the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

During the three month period ended March 31, 1996, Raxco reported to the Company, gross revenues of $3.0 million which included approximately $2.7 million of OpenVMS utility revenues. As of March 31, 1996, Raxco has fully paid the royalty income then due to the Company. As of March 31, 1996, the Company advanced $73,000 to Raxco under the Line of Credit Loan Agreement. Raxco reported to the Company, a net loss of $384,000 for the three month period ended March 31, 1996.

Interest Income (Expense)

Interest income increased 312%, or $106,000, from an expense of $34,000 for the three month period ended March 31, 1995 to income of $72,000 for the three month period ended March 31, 1996. The increase is attributable primarily to a decrease in the amortization of discount on a note payable and to increased interest income relating to short-term repurchase agreements having original maturity dates of three months or less.

Income Taxes

The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to record an asset with respect to the expected future value of its net operating loss carryforwards. The Company's history of net operating losses makes the realization of its net operating loss carryforwards uncertain. Accordingly, the Company has placed a valuation allowance against its deferred tax asset. Under the Tax Reform Act of 1986, the amounts of and benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

The Company recorded a tax benefit for the three month period ended March 31, 1995 related to a loss from continuing operations. The Company also recorded a provision for the three month period ended March 31, 1996 related to the income from continuing operations.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded income from continuing operations of $83,000, an increase of $1.28 million or 107%, from the loss of $1.2 million for the three months ended March 31, 1995.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 17% , or $210,000, from $1.24 million for the three month period ended March 31, 1995 to $1.03 million for the three months ended March 31, 1996. For those periods in 1995 and 1996 income from discontinued operations represented 45.2% and 25.2% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $6.6 million at March 31, 1996, which is an increase of approximately $500,000 from $6.1 million at the beginning of the year. During the three month periods ended March 31, 1995 and 1996, the Company financed its operations primarily through cash flows generated from discontinued operations and available working capital as well as cash flows from continuing operations. The Company's continuing operating activities used cash of $1.8 million for the three month period ended March 31, 1995 and $1.5 million for the three month period ended March 31, 1996. During the three months ended March 31, 1996, the Company's use of cash from continuing operating activities was primarily a result of the payment of accrued bonuses, value-added tax (VAT), commissions and other accrued expenses associated with the Company's performance in the previous calendar quarter. Total cash provided by discontinued operations operating activities was $3.5 million and $2.0 million for the three months ended March 31, 1995 and 1996, respectively.

The Company made capital expenditures of approximately $277,000 and $259,000 for the three month periods ended March 31, 1995 and 1996, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of March 31, 1996.

During the three month period ended March 31, 1996, the Company's cash position was also affected by the following: 1) the Company provided Raxco net advances of $73,000 pursuant to the Line of Credit Loan Agreement; 2) the Company received $150,000 as a result of the disposal of the Helpdesk products in February 1996; 3) the Company paid $100,000 to former Datamedia stockholders as part of the December 1994 Datamedia acquisition; 4) the Company received a payment of $248,000 on the note receivable related to the sale of the Company's storage management products in 1994.

The Company has a revolving credit facility commitment with the Bank for up to $2.5 million. As of March 31, 1996 there were no amounts outstanding under this revolving credit facility commitment.

The Company believes that the net proceeds from the initial public offering, cash generated from operations, cash generated under the Administrative Services Agreement and the Exclusive Distributor License Agreement with Raxco, together with existing sources of liquidity will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from the OmniGuard family of software products, the Company does not believe prior growth rates are indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to the OmniGuard family of software product, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; changes in the level of operating expenses; and competitive conditions in the industry.

The market for the Company's software products is highly competitive, and the Company expects that it will face increasing price pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's software products would negatively affect gross margins and could materially adversely affect the Company's financial condition and results of operations.

The sales of the Company's security products generally involve significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the sales of the Company's security products is typically long and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company may expend significant resources pursuing potential sales that will not be consummated.

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders


In lieu of a special meeting of stockholders, an amendment and restatement of the Certificate of Incorporation of AXENT Technologies, Inc. adopted by the Company's Board of Directors on January 30, 1996 was submitted for action by written consent. Stockholders holding 5,089,670 shares of the Company's common stock, which constituted more than a majority of shares then outstanding, executed and submitted consents approving the amended and restated Certificate of Incorporation between January 30 and February 13, 1996.

In lieu of a special meeting of stockholders, the Company's Amended and Restated 1991 Stock Option Plan, 1996 Stock Option Plan and 1996 Directors' Stock Option Plan adopted by the Company's Board of Directors were submitted for action by written consent. Stockholders holding 7,032,628 shares of the Company's common stock, which constituted more than a majority of shares then outstanding, executed and submitted consents approving the Company's Amended and Restated 1991 Stock Option Plan, 1996 Stock Option Plan and 1996 Directors' Stock Option Plan between February 27 and April 19, 1996.

Item 6.  Exhibits

         Exhibit Number             Exhibit Description

           1.1*                     Form of Purchase Agreement.

           3.1*                     Amended and Restated Certificate of Incorporation of the Company.

           3.2*                     Amended and Restated Bylaws of the Company.

           4.1*                     Specimen stock certificate for shares of Common Stock
                                    of the Company.

         10.1*                      The Company's 1991 Amended and Restated Stock Option Plan.

         10.2*                      The Company's 1996 Stock Option Plan.

         10.3*                      The Company's 1996 Directors' Stock Option Plan.

         10.4*                      Warrant to Purchase Shares of  Common Stock  of
                                    the Company dated as of May 15, 1990.

         10.5* Warrant to Purchase Shares of Common Stock of the Company dated as of October 24, 1989.

         10.6* Warrant to Purchase Shares of Common Stock of the Company dated as of October 24, 1989.

         10.7*                      Registration Rights Agreement dated as of December 10,
                                    1992, by and among the Company and the parties thereto.

         10.8*                      Settlement Agreement effective as of September 13, 1991,
                                    by and among the Company and the parties thereto.

         10.9*                      Form of Indemnification Agreement between the Company and its directors and executive officers.

         10.10*                     Agreement of Merger  dated as of November  17, 1994,  among the
                                    Company, Datamedia Corporation and Raxco Acquisition Corporation.

         10.11*                     Lease Agreement dated as of September 6, 1995, by and between
                                    Research Grove Associates and the Company.

         10.12*                     Lease of Real Property dated as of March 7, 1995, by and between
                                    TNK Associates and the Company.

         10.13*                     Deed of Lease dated as of March 14, 1995 by and between Bill
                                    Harris Music, Inc. and the Company.

         10.14*                     Agreement dated as of December 30, 1987, by and between the
                                    Company and William R. Davy.

         10.15*                     Agreement dated as of September 20, 1990, by and between the
                                    Company and William R. Davy.

         10.16*                     Agreement dated as of November 7, 1991, by and between the
                                    Company and William R. Davy.

         10.17*                     Severance Arrangement for Richard A. Lefebvre, dated October 16,
                                    1992.

         10.18*                     Severance Arrangement for John C. Becker, dated October 16, 1992.

         10.19*                     Severance Arrangement for Brett Jackson, dated October 16, 1992.

         10.20*                     The Company's Officer/Vice President Severance Policy.

         10.21*                     Exclusive Distributor License Agreement, effective as of December 31,
                                    1995, between the Company and Raxco Software, Inc.

         10.22* Administrative Services Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.

         10.23* Line of Credit Loan Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.

         10.24* Agreement and Plan of Separation, effective as of December 31, 1995, between the Company and Raxco Software, Inc.

         10.26*                     Letter Agreement dated January 29, 1996, between the Company and the party named therein.

         10.27*                     Warrant to Purchase Shares of  Common Stock of the Company
                                    dated as of September 28, 1989.

         10.28*                     Purchase Agreement, date as of February 29, 1996, by and between the
                                    Company and Silvon Software, Inc.

         11.1**                     Computation of Net Income Per Share for the three months
                                    ended March 31, 1996 and 1995.

         27**                       Financial Data Schedule

- - -------------------------------------------------------------------------------

         * Previously filed as an exhibit to the Company's Registration Statement Number 333-01368 on Form S-1 and incorporated herein by reference.

         **       Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AXENT TECHNOLOGIES, INC.

Date:  June 4, 1996                      By:  /s/ John C.Becker
                                              ------------------
                                               John C. Becker
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)