Form 10-Q
period 1996-06-30
AXENT TECHNOLOGIES INC
filed 1996-08-14
CIK 1007997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ______ to ______.

                         Commission File Number: 0-28100

                                  -------------

                            AXENT TECHNOLOGIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                         87-0393420
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


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


                                                 Yes___X___ No______

As of July 31, 1996, there were 9,997,564 shares outstanding of the Registrant's Common Stock, par value $.02 per share.

- -------------------------------------------------------------------------------


                            AXENT TECHNOLOGIES, INC.

                                      INDEX


                                                                                 Page
                                                                                 Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                     3

         Condensed Consolidated Balance Sheets as of                               4
         June 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 1996 and 1995                 5

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and 1995                                   6

         Notes to Condensed Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of                                  10
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                                 19

SIGNATURES                                                                         21


PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below for the three month and six month periods ended June 30, 1996 and 1995 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1995, which are included in the Company's Amendment No. 3 to its registration statement on Form S-1 filed on April 22, 1996, File No. 333-01368.

                            AXENT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)



                                                                                 June 30,
                                                                                   1996           December 31,
                                                                               (unaudited)            1995
                                                                              ---------------   ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $     28,942         $      6,083
   Short-term investments                                                              5,864                  ---
   Accounts receivable, net                                                            3,447                5,071
   Prepaid expenses and other current assets                                             426                  338
                                                                              ---------------   ------------------

      Total current assets                                                            38,679               11,492
                                                                              ---------------   ------------------

Property and equipment, net                                                            1,224                1,097
Other assets                                                                              29                   57
                                                                              ---------------   ------------------
      Total assets                                                               $    39,932         $     12,646
                                                                              ===============   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                     $      4,148         $      5,035
   Note payable                                                                          814                  900
   Deferred revenue                                                                    2,799                2,290
   Net identifiable liabilities from discontinued operations                           1,070                1,319
                                                                              ---------------   ------------------

      Total current liabilities                                                        8,831                9,544
                                                                              ---------------   ------------------

Long-term deferred revenue, net of current portion                                        86                  126
                                                                              ---------------   ------------------

      Total liabilities                                                                8,917                9,670
                                                                              ---------------   ------------------

Stockholders' equity:
   Common stock, par value $ 0.02: 9,996,814 and 7,953,464 shares
       issued, respectively                                                              200                  159
   Additional paid-in capital                                                         47,367               22,133
   Accumulated deficit                                                               (16,497)             (19,277)
   Cumulative currency translation adjustments                                           (55)                 (39)
                                                                              ---------------   ------------------

      Total stockholders' equity                                                      31,015                2,976
                                                                              ---------------   ------------------

      Total liabilities and stockholders' equity                                $     39,932         $     12,646
                                                                              ===============   ==================


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (amounts in thousands except per share data)

                                   (unaudited)

                                      For the Three Months    For the Six Months
                                            Ended June 30,      Ended June 30,
                                       --------------------    -----------------
                                           1996       1995     1996       1995
                                         --------   ------   -------   ---------
Net revenues:
   Product licenses                      $  3,929   $2,558   $ 6,603   $ 4,238
   Maintenance  and support services          856      733     1,816     1,545
   Consulting services                        540      213       988       460
                                          -------   ------    -------  --------
      Total net revenues                    5,325    3,504     9,407     6,243
                                         --------   ------   -------   -------

Cost of net revenues                          481      442       863       877
                                         --------   ------   -------   -------

Gross profit                                4,844    3,062     8,544     5,366

Operating expenses:
   Sales and marketing                      2,968    2,884     5,781     5,802
   Research and development                 1,173      996     2,257     1,977
   General and administrative                 595      577     1,152     1,110
                                          -------  -------   -------   -------

       Total operating expenses             4,736    4,457     9,190     8,889
                                         --------   ------   -------   -------

Income (loss) from continuing
  operations before royalties, interest
  and taxes                                   108   (1,395)     (646)   (3,523)
                                          --------   ------   -------   -------

Royalty income                                804     --       1,604      --
Interest income (expense)                     257      (35)      329       (69)
Income tax (provision) benefit                (25)     634       (60)    1,592
                                          --------   ------   -------   -------

Income (loss)  from continuing
operations                                  1,144     (796)    1,227    (2,000)

Income from discontinued operations           526    1,394     1,553     2,632
                                         --------   ------   -------   -------

Net income                               $  1,670   $  598   $ 2,780  $    632
                                         ========   ======   =======   =======

Net income (loss) per common share:
   Continuing operations                 $   0.11   $(0.09)  $  0.12   $ (0.22)
   Discontinued operations                   0.05     0.16      0.16      0.29
                                          -------   -------   -------   -------
Net income per common share              $   0.16   $ 0.07   $  0.28   $  0.07
                                         ========   ======   =======   =======

Weighted average number of
common shares                              10,652    9,139     9,894     9,139


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                   (unaudited)


                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                      1996            1995
                                                                                   ------------    ------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net income (loss) from continuing operations                                   $    1,227      $   (2,000)
     Depreciation and amortization                                                         303             133
     Change in assets and liabilities                                                      664          (3,082)
                                                                                   ------------    ------------

   Net cash provided by (used in) continuing operations                                  2,194          (4,949)
   Net cash provided by discontinued operations                                          1,009           5,290
                                                                                   ------------    ------------
   Net cash provided by operating activities                                             3,203             341
                                                                                   ------------    ------------

   Investing activities:
     Capital expenditures                                                                 (402)           (512)
     Payments for Datamedia Corporation  acquisition                                      (100)           (672)
     Purchases of short-term investments                                                (5,864)            ---
     Proceeds from sale of Helpdesk business                                               300             ---
                                                                                   ------------    ------------

   Net cash used in continuing operations                                               (6,066)         (1,184)
   Net cash provided by discontinued operations                                            463             996
                                                                                   ------------    ------------
   Net cash used in investing activities                                                (5,603)           (188)
                                                                                   ------------    ------------

  Financing activities:
    Proceeds from initial public offering of common stock (net of costs
      of $838,000)                                                                      25,202             ---
    Proceeds from issuance of common stock                                                  73             ---
                                                                                   ------------    ------------

  Net cash provided by financing activities                                             25,275             ---
                                                                                   ------------    ------------

  Effect of exchange rate changes on cash                                                  (16)           (214)
                                                                                   ------------    ------------

  Net increase in cash and cash equivalents                                             22,859             (61)
  Cash and cash equivalents, beginning of period                                   $     6,083     $     6,612
                                                                                   ============    ============
  Cash and cash equivalents, end of period                                          $   28,942     $     6,551
                                                                                   ============    ============


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

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments that in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month and six month periods ended June 30, 1996 may not necessarily be indicative of the results for the entire year. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1995, which are included in Amendment No. 3 to the Company's registration statement on Form S-1 that was filed with the Securities and Exchange Commission on April 22, 1996.

Short-Term Investments

At June 30, 1996, short-term investments which mature within one year and consist primarily of certificates of deposit and government securities have been categorized as available-for-sale and are recorded at fair value. Fair values for available-for-sale securities are based on quoted market prices. The estimated fair value of each investment approximates cost, and therefore there are no unrealized gains or losses as of June 30, 1996.

   Short-term investments as of June 30, 1996 consisted of the following:


Certificates of deposit                                           $    1,029
Government securities                                                  4,835
                                                                  ===========
                                                                  $    5,864
                                                                  ===========


Initial Public Offering

In February 1996, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell 2,000,000 shares of its common stock to the public. The registration statement also permitted certain non-officer stockholders of the Company to sell up to 990,000 shares to the public, including up to 390,000 shares to cover over-allotments. The registration statement became effective on April 23, 1996. The initial public offering resulted in proceeds to the Company of approximately $25.2 million, net of approximately $3.39 million in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

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

In February 1996, the Company disposed of its Helpdesk operations for approximately $2.0 million, consisting of an initial cash payment of $150,000, a non-interest bearing note of $150,000, assumption of approximately $400,000 in obligations and liabilities, and the payment of a royalty up to a maximum of $1.3 million on future gross revenues from all Helpdesk product license and maintenance fees. The Company transferred to the buyer the Helpdesk products and the related fixed assets and customer base. The buyer assumed all of the Company's obligations related to the Helpdesk products including obligations related to sales, marketing, support and development employees, telephone support obligations for the existing customers and the facility lease obligations. The Company did not recognize a material gain associated with the transaction. In June 1996, the Company received $150,000 in full payment of the non-interest bearing note associated with the sale of the Helpdesk operations.

Income Tax

The Company files a consolidated federal income tax return in the U.S. with its U.S. subsidiaries. Deferred income taxes have been established by each entity based upon its temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

The Company recorded a tax benefit on the loss from continuing operations which was substantially offset by a tax provision on the income from discontinued operations at December 31, 1995. The Company also recorded a valuation allowance against its deferred tax asset at December 31, 1995. For the first six months of 1996, the Company recorded a tax provision on the income from continuing and discontinued operations. The effective tax rate for the first six months of 1996 differs from the federal statutory tax rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets. As of June 30, 1996, the Company has general business credits of $390,000 expiring between 1997 and 2006. The Company also has alternative minimum tax credits of approximately $300,000, which do not expire.

Note Payable

The Company acquired Datamedia Corporation in 1994 for $5.0 million in cash and notes. As of June 30, 1996, the remaining note payable to former Datamedia stockholders included accrued interest of $91,000 and is due December 9, 1996.

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


                  Three Months Ended June 30, 1995 Compared to
                        Three Months Ended June 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 54%, or $1.37 million, from $2.56 million for the three months ended June 30, 1995 to $3.93 million for the three months ended June 30, 1996. For those periods in 1995 and 1996, net revenues from product licenses represented 73% and 74% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the expansion of the Company's product offerings, with the introduction, general release and increased market acceptance of additional products comprising the OmniGuard(TM) family of software products throughout 1995, offset in part by a decrease in license revenues derived from the Company's other (solely OpenVMS) computer security software products. OmniGuard/Intruder Alert(R), OmniGuard/Enterprise Access Control(R) for UNIX and OmniGuard/Enterprise Access Control(R) for PCs were released commercially during the second quarter of 1995.

The Company's net revenues from maintenance and support services increased approximately 17%, or $123,000, from $733,000 for the three months ended June 30, 1995 to $856,000 for the three months ended June 30, 1996. The increase in net revenues from maintenance and support services is attributable to a larger base of customers on maintenance agreements resulting from the increased licensing of the Company's OmniGuard products. For those periods in 1995 and 1996, net revenues from maintenance and support services represented 21% and 16% of total net revenues, respectively.

The Company's net revenues from consulting services increased approximately 153%, or $327,000, from $213,000 for the three months ended June 30, 1995 to $540,000 for the three months ended June 30, 1996. The increase in consulting service revenues is attributable to an increase in the size and number of engagements associated with licensing of the Company's OmniGuard products. For those periods in 1995 and 1996, net revenues from consulting services represented 6% and 10% of total net revenues, respectively.

The Company currently believes that period-to-period comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

Revenues derived from North American and from international operations as a percent of total net revenues were 67% and 33%, respectively, for the three months ended June 30, 1996 as compared to 75% and 25%, respectively, for the same period of 1995.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of net revenues increased approximately 9%, or $39,000 from $442,000 for the three months ended June 30, 1995 to $481,000 for the three months ended June 30, 1996. For those periods in 1995 and 1996, cost of net revenues represented 13% and 9% of net revenues, respectively. The increase in cost of net revenues is directly related to the increased number of consulting services engagements and an increase in staff of the Company's customer support and services operations necessary to support a larger customer base and the additional products offered by the Company. The increase in the cost of net revenues is offset in part by the following: 1) an increase in production efficiency; 2) a change in product media to CD-ROM resulting in a decrease in production and shipping expenses; and
3) an increase in the average size of the transactions recorded in the quarter. Cost of net revenues as a percentage of net revenues may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter or an increase or decrease in licenses of royalty bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 3%, or $90,000, from $2.88 million for the three months ended June 30, 1995 to $2.97 million for the three months ended June 30, 1996. For those periods in 1995 and 1996, sales and marketing expenses represented 82% and 56% of total net revenues, respectively. The increase in dollar amount was due to additional investments in the Company's US and UK operations, increased commissions associated with the additional revenues and increased investment in indirect distribution in Germany and Switzerland, offset in part by the closing of the Company's German and Swiss direct offices during the fourth quarter of 1995. The decrease in sales and marketing expense as a percent of total net revenue is attributable to the increase in revenue for the quarter ended June 30, 1996.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products generally are expensed as incurred. Research and development expenses increased 17%, or $174,000, from $996,000 for the three months ended June 30, 1995 to $1.17 million for the three months ended June 30, 1996. For those periods in 1995 and 1996 research and development expenses represented 28% and 22% of total net revenues, respectively. The increase in dollar amount resulted from the addition of developers needed to develop, maintain and enhance the OmniGuard family of software products, including the Company's OmniGuard/Enterprise SignOn(R) product currently under development. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 3%, or $18,000 from $577,000 for the three months ended June 30, 1995 to $595,000 for the three months ended June 30, 1996. For those periods in 1995 and 1996 general and administrative expenses represented 17% and 11% of total net revenues, respectively. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

In 1996, general and administrative expenses are offset in part by an Administrative Services Agreement between the Company and Raxco. That agreement provides for Raxco to pay the Company the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. For the three month period ended June 30, 1996, the Company received $188,000 from Raxco under the Administrative Services Agreement.

Royalty Income

For the three month period ended June 30, 1996, the Company recorded royalty income of $804,000 pursuant to the Exclusive Distributor License Agreement with Raxco. That agreement provides for payment by Raxco to the Company the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

During the three month period ended June 30, 1996, Raxco reported to the Company gross revenues of approximately $3.0 million, which included approximately $2.68 million of revenues from licensing of the Company's OpenVMS utility products. As of June 30, 1996, Raxco has fully paid the royalty income due to the Company. Raxco reported to the Company a net loss of $211,000 for the three month period ended June 30, 1996.

Interest Income (Expense)

Interest income increased 834%, or $292,000, from an expense of $35,000 for the three month period ended June 30, 1995 to income of $257,000 for the three month period ended June 30, 1996. The increase is primarily attributable to interest on the proceeds from the Company's initial public offering, as well as a decrease in the amortization of discount on the note payable.

Income Taxes

The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to record an asset with respect to the expected future temporary differences. The Company's history of net operating losses makes the realization of its net operating loss carryforwards uncertain. Accordingly, the Company has placed a valuation allowance against its deferred tax assets. Under the Tax Reform Act of 1986, the amount of and benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

The Company recorded a tax benefit for the three month period ended June 30, 1995 related to a loss from continuing operations. The Company recorded a provision for the three month period ended June 30, 1996 related to the income from continuing operations. The effective rate for the three months ended June 30, 1996 differs from the federal statutory rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets.

Income (Loss) from  Continuing  Operations

As a result of the above, the Company recorded income from continuing operations of $1.14 million for the three months ended June 30, 1996, an increase of $1.94 million, from the loss of $796,000 for the three months ended June 30, 1995.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 62% , or $864,000, from $1.39 million for the three month period ended June 30, 1995 to $526,000 for the three months ended June 30, 1996. For those periods in 1995 and 1996 income from discontinued operations represented 40% and 10% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.


                   Six Months Ended June 30, 1995 Compared to
                         Six Months Ended June 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 56%, or $2.36 million, from $4.24 million for the six months ended June 30, 1995 to $6.60 million for the six months ended June 30, 1996. For those periods in 1995 and 1996, net revenues from product licenses represented 68% and 70% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the expansion of the Company's product offerings, with the introduction, general release and increased market acceptance of additional products comprising the OmniGuard family of software products throughout 1995, offset in part by a decrease in license revenues derived from the Company's other (solely OpenVMS) computer security software products. Only one OmniGuard product, Enterprise Security Manager, was commercially available for licensing during the first quarter of 1995. OmniGuard/Intruder Alert and OmniGuard/Enterprise Access Control for both UNIX and PCs were released commercially during the second quarter of 1995.

The Company's net revenues from maintenance and support services increased approximately 17%, or $270,000, from $1.55 million for the six months ended June 30, 1995 to $1.82 million for the six months ended June 30, 1996. The increase in net revenues from maintenance and support services is attributable to a larger base of customers on maintenance agreements resulting from the increased licensing of the Company's OmniGuard products. For those periods in 1995 and 1996, net revenues from maintenance fees and other services represented 25% and 19% of total net revenues, respectively. The decrease of net revenues from maintenance and support services as a percentage of total net revenues is attributable to the increase in total revenues, particularly net revenues from product licenses.

The Company's net revenues from consulting services increased approximately 115%, or $528,000, from $460,000 for the six months ended June 30, 1995 to $988,000 for the six months ended June 30, 1996. The increase in consulting services revenues is attributable to an increase in the size and number of engagements associated with licensing of the Company's OmniGuard products. For those periods in 1995 and 1996, net revenues from consulting services represented 7% and 11% of total net revenues, respectively.

The Company currently believes that period-to-period comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

Revenues derived from North American and from international operations as a percent of total net revenues were 72% and 28%, respectively, for the six months ended June 30, 1996 as compared to 79% and 21%, respectively, for the same period of 1995.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of net revenues decreased approximately 2%, or $14,000 from $877,000 for the six months ended June 30, 1995 to $863,000 for the six months ended June 30, 1996. For those periods in 1995 and 1996, cost of net revenues represented 14% and 9% of net revenues, respectively. The decrease in the cost of net revenues is primarily attributable to the following: 1) a final royalty payment on one of the Company's products in 1995; 2) an increase in production efficiency; 3) a change in product media to CD-ROM resulting in a decrease in production and shipping expense; and 4) an increase in the average size of the transactions recorded in the six month period. The above factors were offset in part by an increased number of consulting services engagements and an increase in staff of the Company's customer support and services operations necessary to support a larger customer base and the additional products offered by the Company. Cost of net revenues as a percentage of net revenues may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter or an increase or decrease in licenses of royalty bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses decreased less than 1%, or $20,000, from $5.80 million for the six months ended June 30, 1995 to $5.78 million for the six months ended June 30, 1996. The decrease in dollar amount was due to the closing of the Company's German and Swiss direct offices during the fourth quarter of 1995, offset in part by additional investment in the Company's US and UK operations, increased commissions associated with the additional revenues and increased investment in indirect distribution in Germany and Switzerland. For those periods in 1995 and 1996, sales and marketing expenses represented 93% and 61% of total net revenues, respectively. The decrease in sales and marketing expenses as a percent of total net revenue is attributable to the increase in revenue for the six months ended June 30, 1996.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products generally are expensed as incurred. Research and development expenses increased 14%, or $280,000, from $1.98 million for the six months ended June 30, 1995 to $2.26 million for the six months ended June 30, 1996. For those periods in 1995 and 1996 research and development expenses represented 32% and 24% of total net revenues, respectively. The increase in dollar amount resulted from the addition of developers needed to develop, maintain and enhance the OmniGuard family of software products including the Company's Enterprise SignOn product currently under development. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 4%, or $40,000 from $1.11 million for the six months ended June 30, 1995 to $1.15 million for the six months ended June 30, 1996. For those periods in 1995 and 1996, general and administrative expenses represented 18% and 12% of total net revenues, respectively. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

In 1996, general and administrative expenses are offset in part by an Administrative Services Agreement between the Company and Raxco. That agreement provides for Raxco to pay the Company the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. For the six months ended June 30, 1996, the Company received $375,000 from Raxco under the Administrative Services Agreement.

Royalty Income

For the six months ended June 30, 1996, the Company recorded royalty income of $1.60 million pursuant to the Exclusive Distributor License Agreement with Raxco. The Agreement provides for payment by Raxco to the Company the greater of
(i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

During the six month period ended June 30, 1996, Raxco reported to the Company, gross revenues of approximately $6.0 million, which included approximately $5.35 million of revenues from licensing of the Company's OpenVMS utility products. As of June 30, 1996, Raxco has fully paid the royalty income due to the Company. Raxco reported to the Company, a net loss of $595,000 for the six month period ended June 30, 1996.

Interest Income (Expense)

Interest income increased 577%, or $398,000, from an expense of $69,000 for the six month period ended June 30, 1995 to income of $329,000 for the six month period ended June 30, 1996. The increase is primarily attributable to interest on the proceeds from the Company's initial public offering, as well as a decrease in the amortization of discount on the note payable.

Income Taxes

The Company accounts for income taxes under SFAS 109 which requires the Company to record an asset with respect to the expected future temporary differences. The Company's history of net operating losses makes the realization of its net operating loss carryforwards uncertain. Accordingly, the Company has placed a valuation allowance against its deferred tax assets. Under the Tax Reform Act of 1986, the amount of and benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

The Company recorded a tax benefit for the six month period ended June 30, 1995 related to a loss from continuing operations. The Company recorded a provision for the six month period ended June 30, 1996 related to the income from continuing operations. The effective rate for the six months ended June 30, 1996 differs from the federal statutory rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded income from continuing operations of $1.23 million for the six months ended June 30, 1996, an increase of $3.23 million, from the loss of $2.0 million for the six months ended June 30, 1995.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 41% , or $1.08 million, from $2.63 million for the six month period ended June 30, 1995 to $1.55 million for the six months ended June 30, 1996. For those periods in 1995 and 1996 income from discontinued operations represented 42% and 17% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $28.94 million at June 30, 1996, which is an increase of approximately $22.86 million from $6.08 million at the beginning of the year. During the six month period ended June 30, 1995, the Company financed its operations primarily through cash flows generated from discontinued operations and available working capital. The Company's continuing operations operating activities used cash of $4.95 million for the six month period ended June 30, 1995 and provided $2.19 million for the six month period ended June 30, 1996. During the six months ended June 30, 1996, the Company provided cash from continuing operations as a result of the following: 1) a decrease in accounts receivable attributable to a large sale recognized and paid at the end of the period ended June 30, 1996; 2) an increase in deferred revenue attributable to increased maintenance and support services and consulting services in the six month period; and 3) an increase in net income from continuing operations resulting from increased licensing of the Company's OmniGuard products in the first half of 1996. Total cash provided by operating activities of the Company's discontinued operations was $5.29 million and $1.01 million for the six months ended June 30, 1995 and 1996, respectively.

The Company made capital expenditures of approximately $512,000 and $402,000 for the six month periods ended June 30, 1995 and 1996, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of June 30, 1996.

During the six month period ended June 30, 1996, the Company's cash position was also affected by the following: 1) the Company received proceeds from its initial public offering of approximately $25.20 million, net of approximately $3.39 million in underwriting fees and offering expenses; 2) the Company invested approximately $5.86 million in certificates of deposit and government securities; 3) the Company received $300,000 as a result of the disposal of the Helpdesk products in February 1996; 4) the Company paid $100,000 to former Datamedia stockholders as part of the December 1994 Datamedia acquisition; and
5) the Company received $248,000 as payment on the note receivable related to the sale of the Company's storage management products in 1994.

The Company had a revolving credit facility commitment with a bank for up to $2.50 million which expired in May 1996. The were no amounts outstanding under this revolving credit facility commitment at the time of expiration.

As of June 30, 1996, Raxco fully paid all amounts due to the Company under the Exclusive Distributor License Agreement, the Administrative Services Agreement and the Line of Credit Loan Agreement.

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

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from the OmniGuard family of software products, the Company does not believe prior growth rates are indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to the OmniGuard family of software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; changes in the level of operating expenses; and competitive conditions in the industry.

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

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other countries, cannot be predicted.

The foregoing Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No. 333-01368).

PART II. OTHER INFORMATION

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

          10.22* Administrative Services Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.

          10.23* Line of Credit Loan Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.

          10.24* Agreement and Plan of Separation, effective as of December 31, 1995, between the Company and Raxco Software, Inc.

          10.28* Purchase Agreement, date as of February 29, 1996, by and between the Company and Silvon Software, Inc.

          11.1** Computation of Net Income Per Share for the six months ended June 30, 1996 and 1995.

          27**      Financial Data Schedule

There were no reports on Form 8-K filed by the Company during the three month period ended June 30, 1996.
- --------------------------------------------------------------------------------

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


                                     AXENT TECHNOLOGIES, INC.

Date: August 14, 1996                By:  /s/ John C. Becker
                                        -------------------------
                                         John C. Becker
                                         Executive Vice President,
                                         Chief Financial Officer and Director
                                        (Principal Financial and
                                         Accounting Officer)