Form 10-Q
period 1996-09-30
AXENT TECHNOLOGIES INC
filed 1996-11-14
CIK 1007997

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(Mark One) _X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996
                                       OR

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

                               Yes___X___ No______

As of October 31, 1996, there were 10,096,874 shares outstanding of the Registrant's Common Stock, par value $.02 per share.
-------------------------------------------------------------------------------


                            AXENT TECHNOLOGIES, INC.


                                TABLE OF CONTENTS




PART I:  FINANCIAL INFORMATION..................................................................1

   ITEM 1:  FINANCIAL STATEMENTS................................................................1

         Condensed Consolidated Balance Sheets
         as of September 30, 1996, and December 31, 1995........................................2

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 1996 and 1995........................3

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1996 and 1995..................................4

         Notes to Condensed Consolidated Financial Statements...................................5

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS....................................................................8


PART II:  OTHER INFORMATION....................................................................16

   ITEM 6:  EXHIBITS...........................................................................16


SIGNATURES.....................................................................................18


PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

The financial statements set forth below for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1995, which are included in the Company's Amendment No. 3 to its registration statement on Form S-1 filed on April 22, 1996 (File No. 333-01368).


                            AXENT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                             (amounts in thousands)
                                   .........


                                                                               September 30, 1996         December 31,
                                                                                  (unaudited)                 1995
                                                                              ---------------------    ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $           15,660          $      6,083
   Short-term investments                                                                   17,316                   ---
   Accounts receivable, net                                                                  4,337                 5,071
   Prepaid expenses and other current assets                                                   882                   338
                                                                             ---------------------     ------------------

      Total current assets                                                                  38,195                11,492
                                                                              ---------------------    ------------------

Property and equipment, net                                                                  1,430                 1,097
Other assets                                                                                    14                    57
                                                                              ---------------------    ------------------
      Total assets                                                                $         39,639          $     12,646
                                                                              =====================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                       $          3,906          $      5,035
   Note payable                                                                                826                   900
   Deferred revenue                                                                          2,357                 2,290
   Net identifiable liabilities from discontinued operations                                   458                 1,319
                                                                              ---------------------    ------------------

      Total current liabilities                                                              7,547                 9,544
                                                                              ---------------------    ------------------

Long-term deferred revenue, net of current portion                                              69                   126
                                                                              ---------------------    ------------------

      Total liabilities                                                                      7,616                 9,670
                                                                              ---------------------    ------------------

Stockholders' equity:
   Common stock, par value $ 0.02:  10,007,489 and 7,953,464 shares
       issued, respectively                                                                    200                   159
   Additional paid-in capital                                                               47,324                22,133
   Accumulated deficit                                                                     (15,406)              (19,277)
   Cumulative currency translation adjustments                                                 (95)                  (39)
                                                                              ---------------------    ------------------

      Total stockholders' equity                                                            32,023                 2,976
                                                                              ---------------------    ------------------

      Total liabilities and stockholders' equity                                $           39,639          $     12,646
                                                                              =====================    ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                  (amounts in thousands, except per share data)
                                   (unaudited)

                                               For the Three Months Ended             For the Nine Months
                                                      September 30,                   Ended September 30,
                                              ------------------------------     -------------------------------
                                                  1996             1995              1996              1995
                                              --------------    ------------     -------------     -------------
Net Revenues:
   Product licenses                           $       3,124     $     1,547        $    9,727      $      5,785
   Maintenance  and support services                    957             827             2,673             2,486
   Consulting services                                  871             413             1,959               759
                                              --------------    ------------     ------------      ------------
      Total net revenues                              4,952           2,787            14,359             9,030
                                              --------------    ------------     -------------     -------------

Cost of net revenues                                    456             421             1,319             1,298
                                              --------------    ------------     -------------     -------------

Gross profit                                          4,496           2,366            13,040             7,732

Operating expenses:
   Sales and marketing                                2,891           2,689             8,672             8,491
   Research and development                           1,253             951             3,510             2,928
   General and administrative                           620             566             1,772             1,676
                                              --------------    ------------     ------------      ------------
       Total operating expenses                       4,764           4,206            13,954            13,095
                                              --------------    ------------     -------------     -------------

Income (loss) from continuing
  operations before royalties, interest
  and taxes                                            (268)         (1,840)             (914)           (5,363)
                                              --------------    ------------     -------------     -------------

Royalty income                                          794             ---             2,398               ---
Interest income (expense)                               339             (34)              668              (103)
Income tax (provision) benefit                         (365)            830              (425)            2,422
                                              --------------    ------------     -------------     -------------

Income (loss)  from continuing
operations                                              500          (1,044)            1,727            (3,044)

Income from discontinued operations                     591           1,338             2,144             3,970
                                              --------------    ------------     -------------     -------------

Net income                                    $       1,091     $       294        $    3,871      $        926
                                             ===============    ============     =============     =============

Net income (loss) per common share:
   Continuing operations                      $        0.05     $     (0.12)      $      0.17        $    (0.33)
   Discontinued operations                             0.05            0.15              0.21              0.43
                                              --------------    ------------     -------------     -------------
Net income per common share                   $        0.10      $     0.03        $     0.38        $     0.10
                                              ==============    ============     =============     =============

Weighted average number of
common shares                                        10,886           9,126            10,302             9,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                             (amounts in thousands)

                                   (unaudited)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   ----------------------------
                                                                                      1996            1995
                                                                                   ------------    ------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net income (loss) from continuing operations                                  $     1,727     $    (3,044)
     Depreciation and amortization                                                         443             200
     Change in assets and liabilities                                                   (1,371)         (3,810)
                                                                                   ------------    ------------

   Net cash provided by (used in) continuing operations                                    799          (6,654)
   Net cash provided by discontinued operations                                            750           6,978
                                                                                   ------------    ------------
   Net cash provided by operating activities                                             1,549             324
                                                                                   ------------    ------------

   Investing activities:
     Capital expenditures                                                                 (733)           (767)
     Payments for Datamedia Corporation  acquisition                                      (100)           (895)
     Purchases of short-term investments                                               (17,316)             --
     Proceeds from sale of Helpdesk business                                               300              --
                                                                                   ------------    ------------

   Net cash used in continuing operations                                              (17,849)         (1,662)
   Net cash provided by discontinued operations                                            701           1,354
                                                                                   ------------    ------------
   Net cash used in investing activities                                               (17,148)           (308)
                                                                                   ------------    ------------

  Financing activities:
    Proceeds from initial public offering of common stock (net of costs
      of $910,000)                                                                      25,132              --
    Proceeds from issuance of common stock                                                 100              --
                                                                                   ------------    ------------

  Net cash provided by financing activities                                             25,232              --
                                                                                   ------------    ------------

  Effect of exchange rate changes on cash                                                  (56)           (494)
                                                                                   ------------    ------------

  Net increase (decrease) in cash and cash equivalents                                   9,577            (478)
  Cash and cash equivalents, beginning of period                                   $     6,083      $    6,612
                                                                                   ============    ============
  Cash and cash equivalents, end of period                                           $  15,660      $    6,134
                                                                                   ============    ============

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

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments that in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month and nine months ended September 30, 1996 may not necessarily be indicative of the results for the entire year. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1995, which are included in Amendment No. 3 to the Company's registration statement on Form S-1 that was filed with the Securities and Exchange Commission on April 22, 1996.

Short-Term Investments

At September 30, 1996, short-term investments which mature within one year and consist primarily of certificates of deposit and government securities have been categorized as available-for-sale and are recorded at fair value. Fair values for available-for-sale securities are based on quoted market prices. The estimated fair value of each investment approximates cost, and therefore there are no unrealized gains or losses as of September 30, 1996.

   Short-term investments as of September 30, 1996, consisted of the following:


Certificates of deposit                   $    1,505
Government securities                         15,811
                                          ===========
                                           $  17,316
                                          ===========

Product Acquisition

In August 1996, the Company entered into an agreement with a third party to purchase a nonexclusive source code license for approximately $1,500,000. Pursuant to this agreement, the Company will pay the third party (i) an acquisition fee of $500,000, $300,000 due upon closing of the agreement and $200,000 due upon acceptance of the source code and (ii) a royalty up to $1,000,000 over a three year period based on the net revenues from the source code license. The Company is obligated to make a $400,000 non-refundable prepayment associated with the royalty upon acceptance of the source code. During the third quarter ended September 1996, the Company paid $300,000 in accordance with the agreement.

Initial Public Offering

In February 1996, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell 2,000,000 shares of its common stock to the public. The registration statement also permitted certain non-officer stockholders of the Company to sell up to 990,000 shares to the public, including up to 390,000 shares to cover over-allotments. The registration statement became effective on April 23, 1996. The initial public offering resulted in proceeds to the Company of approximately $25.13 million, net of approximately $3.46 million in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

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

The Company recorded a tax benefit on the loss from continuing operations which was substantially offset by a tax provision on the income from discontinued operations at December 31, 1995. The Company also recorded a valuation allowance against its deferred tax asset at December 31, 1995. For the nine months ended September 30, 1996, the Company recorded a tax provision on the income from continuing and discontinued operations. The effective tax rate for the nine months ended September 30, 1996, differs from the federal statutory tax rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets. As of September 30, 1996, the Company has general business credits of $200,000 expiring between 1997 and 2006. The Company also has alternative minimum tax credits of approximately $200,000, which do not expire.

Note Payable

The Company acquired Datamedia Corporation in 1994 for $5.0 million in cash and notes. As of September 30, 1996, the remaining note payable to former Datamedia stockholders included accrued interest of $104,000 and is due December 9, 1996.

Common Stock

In February 1996, the Company's Certificate of Incorporation was amended and restated, which resulted in (among other things) an increase in the authorized capitalization of the Company from 10,000,000 shares of common stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Stock Option Plan

In January 1996, the Company adopted the 1996 Stock Option Plan and the 1996 Directors' Stock Option Plan, providing for the issuance of up to 1,000,000 and 200,000 shares, respectively. Of the 1,000,000 shares provided in the 1996 Stock Option Plan, options covering an aggregate of 274,500 and 26,400 shares were issued in March 1996 and July 1996, respectively. In October 1996, the Company issued 160,600 shares in accordance with the 1996 Stock Option Plan.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Certain Factors Affecting Future Performance", below, and the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No. 333-01368).


                Three Months Ended September 30, 1995 Compared to
                      Three Months Ended September 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 101%, or $1.57 million, from $1.55 million for the three months ended September 30, 1995 to $3.12 million for the three months ended September 30, 1996. For those periods in 1995 and 1996, net revenues from product licenses represented 56% and 63% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the expansion of the Company's product offerings, with the introduction, general release and increased market acceptance of additional products comprising the OmniGuard(TM) family of software products throughout 1995, offset in part by a decrease in license revenues derived from the Company's other (primarily OpenVMS) computer security software products. OmniGuard/Intruder Alert(R), OmniGuard/Enterprise Access Control(R) for UNIX and OmniGuard/Enterprise Access Control(R) for PCs were released commercially during the second quarter of 1995.

The Company's net revenues from maintenance and support services increased approximately 16%, or $130,000, from $827,000 for the three months ended September 30, 1995, to $957,000 for the three months ended September 30, 1996. The increase in net revenues from maintenance and support services is attributable to a larger base of customers on maintenance agreements resulting from the increased licensing of the Company's OmniGuard products, offset in part by a decrease in maintenance revenues derived from the Company's other (primarily Open VMS) computer security software products. For those periods in 1995 and 1996, net revenues from maintenance and support services represented 30% and 19% of total net revenues, respectively.

The Company's net revenues from consulting services increased approximately 111%, or $458,000, from $413,000 for the three months ended September 30, 1995, to $871,000 for the three months ended September 30, 1996. The increase in consulting service revenues is attributable to an increase in the size and number of engagements associated with licensing of the Company's OmniGuard products. For those periods in 1995 and 1996, net revenues from consulting services represented 14% and 18% of total net revenues, respectively.

The Company currently believes that period-to-period comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

Revenues derived from North American and from international operations as a percent of total net revenues were 78% and 22%, respectively, for the three months ended September 30, 1996, as compared to 71% and 29%, respectively, for the same period of 1995.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of net revenues increased approximately 8%, or $35,000 from $421,000 for the three months ended September 30, 1995, to $456,000 for the three months ended September 30, 1996. For those periods in 1995 and 1996, cost of net revenues represented 15% and 9% of net revenues, respectively. The increase in cost of net revenues is directly related to the increased number of consulting services engagements and an increase in staff of the Company's customer support and services operations necessary to support a larger customer base and the additional products offered by the Company. The increase in the cost of net revenues is offset in part by the following: 1) an increase in production efficiency due to the consolidation of worldwide production in 1996;
2) a change in product media to CD-ROM resulting in a decrease in production and shipping expenses; and 3) an increase in the average size of the transactions recorded in the three months ended September 30, 1996 compared to the same three month period of 1995. Cost of net revenues as a percentage of net revenues may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter or an increase or decrease in licenses of royalty bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 7%, or $200,000, from $2.69 million for the three months ended September 30, 1995, to $2.89 million for the three months ended September 30, 1996. For those periods in 1995 and 1996, sales and marketing expenses represented 96% and 58% of total net revenues, respectively. The increase in dollar amount was due primarily to additional investments in the Company's US and UK operations, increased commissions associated with the additional revenues and increased investment in indirect distribution, offset in part by the closing of the Company's German and Swiss direct offices during the fourth quarter of 1995. The decrease in sales and marketing expense as a percent of total net revenues is attributable to the increase in total net revenues for the quarter ended September 30, 1996.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products generally are expensed as incurred. Research and development expenses increased 31%, or $299,000, from $951,000 for the three months ended September 30, 1995, to $1.25 million for the three months ended September 30, 1996. For those periods in 1995 and 1996, research and development expenses represented 34% and 25% of total net revenues, respectively. The increase in dollar amount resulted primarily from the addition of internal and third-party contract developers needed to develop, maintain and enhance the OmniGuard family of software products, including the Company's OmniGuard/Enterprise Resource Manger(TM) product currently under development. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 10%, or $54,000 from $566,000 for the three months ended September 30, 1995, to $620,000 for the three months ended September 30, 1996. For those periods in 1995 and 1996 general and administrative expenses represented 20% and 13% of total net revenues, respectively. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

In 1996, certain general and administrative expenses are offset in part by the Administrative Services Agreement between the Company and Raxco. That agreement provides for Raxco to pay the Company on an annual basis, the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. For the three month period ended September 30, 1996, the Company received $188,000 from Raxco under the Administrative Services Agreement.

Royalty Income

For the three months ended September 30, 1996, the Company recorded royalty income of $794,000 pursuant to the Exclusive Distributor License Agreement with Raxco. That agreement provides for payment by Raxco to the Company of the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed exclusively by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

During the three months ended September 30, 1996, Raxco reported to the Company gross revenues of approximately $2.70 million, which included approximately $2.65 million of revenues from licensing of the Company's OpenVMS utility products. As of September 30, 1996, Raxco has fully paid the royalty income due to the Company. Raxco reported to the Company a net loss of $140,000 for the three month period ended September 30, 1996.

Interest Income (Expense)

Interest income increased 1,097%, or $373,000, from an expense of $34,000 for the three months ended September 30, 1995, to income of $339,000 for the three months ended September 30, 1996. The increase is primarily attributable to interest on the proceeds from the Company's initial public offering, as well as a decrease in the amortization of discount on the note payable.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to record an asset with respect to the expected future temporary differences. The Company's history of net operating losses makes the realization of its net operating loss carryforwards uncertain. Accordingly, the Company has placed a valuation allowance against its deferred tax assets. Under the Tax Reform Act of 1986, the amount of and benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

The Company recorded a tax benefit for the three months ended September 30, 1995 related to a loss from continuing operations. The Company recorded a provision for the three months ended September 30, 1996 related to its income from continuing operations. The effective rate for the three months ended September 30, 1996 differs from the federal statutory rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded income from continuing operations of $500,000 for the three months ended September 30, 1996, an increase of $1.54 million from the loss of $1.04 million for the three months ended September 30, 1995.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 56% , or $749,000, from $1.34 million for the three months ended September 30, 1995, to $591,000 for the three months ended September 30, 1996. For those periods in 1995 and 1996, income from discontinued operations represented

48% and 12% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

                Nine Months Ended September 30, 1995, Compared to
                      Nine Months Ended September 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 68%, or $3.94 million, from $5.79 million for the nine months ended June 30, 1995, to $9.73 million for the nine months ended September 30, 1996. For those periods in 1995 and 1996, net revenues from product licenses represented 64% and 68% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the expansion of the Company's product offerings, with the introduction, general release and increased market acceptance of additional products comprising the OmniGuard family of software products throughout 1995, offset in part by a decrease in license revenues derived from the Company's other (primarily OpenVMS) computer security software products. OmniGuard/Intruder Alert and OmniGuard/Enterprise Access Control for both UNIX and PCs were released commercially during the second quarter of 1995.

The Company's net revenues from maintenance and support services increased approximately 7%, or $180,000, from $2.49 million for the nine months ended September 30, 1995, to $2.67 million for the nine months ended September 30, 1996. The increase in net revenues from maintenance and support services is attributable to a larger base of customers on maintenance agreements resulting from the increased licensing of the Company's OmniGuard products, offset in part by a decrease in maintenance revenues derived from the Company's other (primarily OpenVMS) computer security software products. For those periods in 1995 and 1996, net revenues from maintenance fees and other services represented 28% and 19% of total net revenues, respectively. The decrease of net revenues from maintenance and support services as a percentage of total net revenues is attributable to the increase in total revenues, particularly net revenues from product licenses.

The Company's net revenues from consulting services increased approximately 158%, or $1.20 million, from $759,000 for the nine months ended September 30, 1995 to $1.96 million for the nine months ended September 30, 1996. The increase in consulting services revenues is attributable to an increase in the size and number of engagements associated with licensing of the Company's OmniGuard products. For those periods in 1995 and 1996, net revenues from consulting services represented 8% and 13% of total net revenues, respectively.

The Company currently believes that period-to-period comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

Revenues derived from North American and from international operations as a percent of total net revenues were 74% and 26%, respectively, for the nine months ended September 30, 1996 as compared to 77% and 23%, respectively, for the same period of 1995.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of net revenues increased approximately 2%, or $20,000 from $1.30 million for the nine months ended September 30, 1995, to $1.32 million for the nine months ended September 30, 1996. For those periods in 1995 and 1996, cost of net revenues represented 14% and 9% of net revenues, respectively. The increase in cost of net revenues is directly related to the increased number of consulting services engagements and an increase in staff of the Company's customer support and services operations necessary to support a larger customer base and the additional products offered by the Company. The increase in the cost of net revenues is offset in part by the following: 1) an increase in production efficiency due to the consolidation of worldwide production in 1996; 2) a change in product media to CD-ROM resulting in a decrease in production and shipping expenses; and 3) an increase in the average size of the transactions recorded in the nine months ended September 30, 1996 compared to the same nine month period of 1995. Cost of net revenues as a percentage of net revenues may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded year over year or an increase or decrease in licenses of royalty bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 2%, or $180,000, from $8.49 million for the nine months ended September 30, 1995 to $8.67 million for the nine months ended September 30, 1996. The increase in dollar amount was due primarily to additional investment in the Company's US and UK operations, increased commissions associated with the additional revenues and increased investment in indirect distribution, offset in part by the closing of the Company's German and Swiss direct offices during the fourth quarter of 1995. For those periods in 1995 and 1996, sales and marketing expenses represented 94% and 60% of total net revenues, respectively. The decrease in sales and marketing expenses as a percent of total net revenue is attributable to the increase in total net revenues for the nine months ended September 30, 1996.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products generally are expensed as incurred. Research and development expenses increased 20%, or $580,000, from $2.93 million for the nine months ended September 30, 1995 to $3.51 million for the nine months ended September 30, 1996. For those periods in 1995 and 1996, research and development expenses represented 32% and 24% of total net revenues, respectively. The increase in dollar amount resulted primarily from the addition of internal and third-party contract developers needed to develop, maintain and enhance the OmniGuard family of software products including the Company's Enterprise Resource Manager product currently under development. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 5%, or $90,000 from $1.68 million for the nine months ended September 30, 1995 to $1.77 million for the nine months ended September 30, 1996. For those periods in 1995 and 1996, general and administrative expenses represented 19% and 12% of total net revenues, respectively. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

In 1996, certain general and administrative expenses are offset in part by the Administrative Services Agreement between the Company and Raxco. That agreement provides for Raxco to pay the Company on an annual basis, the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. For the nine months ended September 30, 1996, the Company received $562,500 from Raxco under the Administrative Services Agreement.

Royalty Income

For the nine months ended September 30, 1996, the Company recorded royalty income of $2.40 million pursuant to the Exclusive Distributor License Agreement with Raxco. The Agreement provides for payment by Raxco to the Company the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed exclusively by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

During the nine months ended September 30, 1996, Raxco reported to the Company, gross revenues of approximately $8.70 million, which included approximately $8.00 million of revenues from licensing of the Company's OpenVMS utility products. As of September 30, 1996, Raxco has fully paid the royalty income due to the Company. Raxco reported to the Company, a net loss of $735,000 for the nine months ended September 30, 1996.

Interest Income (Expense)

Interest income increased 749%, or $771,000, from an expense of $103,000 for the nine months ended September 30, 1995, to income of $668,000 for the nine months ended September 30, 1996. The increase is primarily attributable to interest on the proceeds from the Company's initial public offering, as well as a decrease in the amortization of discount on the note payable.

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

The Company recorded a tax benefit for the nine months ended September 30, 1995 related to a loss from continuing operations. The Company recorded a provision for the nine months ended September 30, 1996 related to the income from continuing operations. The effective rate for the nine months ended September 30, 1996 differs from the federal statutory rate due to the carryforward benefit of net operating losses and the change in the reserve for deferred tax assets.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded income from continuing operations of $1.73 million for the nine months ended September 30, 1996, an increase of $4.77 million, from the loss of $3.04 million for the nine months ended September 30, 1995.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 46% , or $1.83 million, from $3.97 million for the nine months ended September 30, 1995 to $2.14 million for the nine months ended September 30, 1996. For those periods in 1995 and 1996 income from discontinued operations represented 44% and 15% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $15.66 million at September 30, 1996, an increase of approximately $9.58 million from $6.08 million at the beginning of the year. During the nine months ended September 30, 1995, the Company financed its operations primarily through cash flows generated from discontinued operations and available working capital. The Company's continuing operating activities used cash of $6.65 million for the nine months ended September 30, 1995 and provided $799,000 for the nine months ended September 30, 1996 resulting from increased licensing of the Company's OmniGuard products in the nine months ended September 30, 1996. Total cash provided by operating activities of the Company's discontinued operations was $6.98 million and $750,000 for the nine months ended September 30, 1995 and 1996, respectively. The Company made capital expenditures of approximately $767,000 and $733,000 for the nine months ended September 30, 1995 and 1996, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of September 30, 1996.

During the nine months ended September 30, 1996, the Company's cash position was also affected by the following: 1) the Company received proceeds from its initial public offering of approximately $25.13 million, net of approximately $3.46 million in underwriting fees and offering expenses; 2) the Company invested approximately $17.32 million in certificates of deposit and government securities; 3) the Company received $300,000 as a result of the disposal of the Helpdesk products in February 1996; 4) the Company paid $100,000 to former Datamedia stockholders as part of the December 1994 Datamedia acquisition; and
5) the Company received $748,000 as payment on the note receivable related to the sale of the Company's storage management products in 1994.

The Company had a revolving credit facility commitment with a bank for up to $2.50 million which expired in May 1996. The were no amounts outstanding under this revolving credit facility commitment at the time of expiration.

As of September 30, 1996,  Raxco fully paid all amounts due to the Company under
the  Exclusive  Distributor  License  Agreement,   the  Administrative  Services
Agreement and the Line of Credit Loan Agreement.

The Company believes that the net proceeds from the initial public offering, cash generated from operations, cash generated under the Administrative Services Agreement and the Exclusive Distributor License Agreement with Raxco, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

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

Licensing of the Company's security products generally involves significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the licensing of the Company's security products is typically long and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company may expend significant resources pursuing potential license opportunities that will not be consummated.

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

The foregoing Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed above and in the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No.333-01368).

PART II:  OTHER INFORMATION

Item 6:  Exhibits


         Exhibit
         Number         Exhibit Description
      --------------


               3.1*     Amended and Restated Certificate of Incorporation of the Company.
              3.2**     Amended and Restated Bylaws of the Company.
               4.1*     Specimen stock certificate for shares of Common Stock of the Company.
              10.1*     The Company's 1991 Amended and Restated Stock Option Plan.
              10.2*     The Company's 1996 Stock Option Plan.
              10.3*     The Company's 1996 Directors' Stock Option Plan.
              10.7*     Registration Rights Agreement dated as of December 10, 1992, by and among the Company and the parties thereto.
              10.8*     Settlement Agreement effective as of September 13, 1991, by and among the Company and the parties thereto.
              10.9*     Form of Indemnification Agreement between the Company and its directors and executive officers.
             10.10*     Agreement of Merger dated as of November 17, 1994, among the Company, Datamedia
                        Corporation and Raxco Acquisition Corporation
             10.11*     Lease Agreement dated as of September 6, 1995, by and between Research Grove Associates and the Company.
             10.12*     Lease of Real Property dated as of March 7, 1995, by and between TNK Associates and the
                        Company.
             10.13*     Deed of Lease dated as of March 14, 1995 by and between Bill Harris Music, Inc. and the
                        Company.
             10.14*     Agreement dated as of December 30, 1987, by and between the Company and William R. Davy.
             10.15*     Agreement dated as of September 20, 1990, by and between the Company and William R. Davy.
             10.16*     Agreement dated as of November 7, 1991, by and between the Company and William R. Davy.
             10.17*     Severance Arrangement for Richard A. Lefebvre, dated October 16, 1992.
             10.18*     Severance Arrangement for John C. Becker, dated October 16, 1992.
             10.19*     Severance Arrangement for Brett Jackson, dated October 16, 1992.
             10.20*     The Company's Officer/Vice President Severance Policy.
             10.21*     Exclusive Distributor License Agreement, effective as of December 31, 1995, between the
                        Company and Raxco Software, Inc
             10.22*     Administrative  Services  Agreement,   effective  as  of
                        December  31,  1995,   between  the  Company  and  Raxco
                        Software, Inc.
             10.23*     Line of Credit Loan Agreement,  effective as of December
                        31, 1995, between the Company and Raxco Software, Inc.
             10.24*     Agreement  and  Plan  of  Separation,  effective  as  of
                        December  31,  1995,   between  the  Company  and  Raxco
                        Software, Inc.
             10.28*     Purchase Agreement, date as of February 29, 1996, by and between the Company and Silvon
                        Software, Inc.

             11.1**     Computation of Earnings  (Loss) Per Common Share for the
                        nine months ended September 30, 1996 and 1995.
               27**     Financial Data Schedule

         There were no reports on Form 8-K filed by the Company during the three month period ended September 30, 1996.

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


                                                     AXENT TECHNOLOGIES, INC.

Date: November 14, 1996                      By:  /s/ Robert B. Edwards, Jr.
                                                 ----------------------
                                             Robert B. Edwards, Jr.
                                             Vice President and
                                             Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)