Form 10-K
period 1996-12-31
AXENT TECHNOLOGIES INC
filed 1997-03-28
CIK 1007997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-K

(Mark One)

    X        Annual Report Pursuant to Section 13 or 15(d) of the
  -----                 Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 1996

                                      or

              Transition Report Pursuant to Section 13 or 15(d)
   -----            of the Securities Exchange Act of 1934



                 For the transition period from _____to _____

                        Commission File Number: 0-28100

                           AXENT TECHNOLOGIES, INC.
            (Exact Name of Registrant as specified in its charter)


           Delaware                                           87-0393420
(State or other jurisdiction of                             (IRS employer
 incorporation or organization)                           identification No.)

  2400 Research Boulevard, Suite 200                             20850
        Rockville, Maryland                                    (Zip Code)
(Address of principal executive office)

      Registrant's telephone number, including area code: (301) 258-5043

          Securities Registered Pursuant to Section 12(b) of the Act:

          None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                                       Name of Each Exchange
       Title of Each Class:                             On which Registered:
       --------------------                             --------------------
     Common Stock, par value                           Nasdaq National Market
        $0.02 per share


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Documents incorporated by the reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1996.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1997 was approximately $102,342,000.


        The number of shares outstanding of the Registrant's Common Stock, as of March 25, 1997 was 10,153,014 Shares of Common Stock.

                           AXENT TECHNOLOGIES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                    Part I

Item 1.     Business ....................................................................................  1

              Overview
              Industry Background
              The AXENT Technologies Solution
              Strategy
              Technology
              Products and Services
              Sales and Marketing
              Customers
              Product Development
              Competition
              Intellectual Property Rights
              AssureNet Acquisition
              Employees

Item 2.     Properties................................................................................... 12

Item 3.     Legal Proceedings............................................................................ 12

Item 4.     Submission of Matters to a Vote of Security Holders.......................................... 12

                                                   Part II

Item 5.     Market for the Company's Common Equity and Related Stockholder Matters....................... 13

Item 6.     Selected Consolidated Financial Data......................................................... 14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........ 15

Item 8.     Financial Statements and Supplementary Data.................................................. 23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......... 23

                                                   Part III

Item 10.    Directors and Executive Officers of the Registrant........................................... 24

Item 11.    Executive Compensation....................................................................... 24

Item 12.    Security Ownership of Certain Beneficial Owners and Management............................... 24

Item 13.    Certain Relationships and Related Transactions............................................... 24

                                    Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 25

Signatures............................................................................................... 49

Exhibit Index............................................................................................


                                    PART I

ITEM 1.   BUSINESS.

OVERVIEW

  AXENT Technologies, Inc. ("AXENT" or the "Company") develops, markets, licenses and supports computer security solutions for enterprise computing environments. AXENT's OmniGuard family is a suite of software products which provides a comprehensive solution to a wide range of computer security requirements across multiple computing platforms. OmniGuard products enable organizations to centrally manage computer security functions. In addition, OmniGuard products provide data confidentiality, access control, user administration, monitoring, and intrusion detection across local area networks ("LANs"), the Internet and intranets and on personal computers, computers running NT, UNIX, NetWare, and other midrange and mainframe operating systems. AXENT addresses the growing requirement for comprehensive security solutions as organizations migrate from centralized, proprietary computing platforms to distributed, heterogeneous client/server environments accessible from both internal networks and external networks, such as the Internet. AXENT believes that enterprise security is best addressed primarily as a business problem rather than a technological one and that its OmniGuard family of software products and related consulting services enable organizations to select, install, manage and maintain robust yet cost-effective security solutions appropriate for their businesses.

  The increasing capabilities and declining cost of desktop computers and workstations, coupled with improvements in network communications technology, have motivated many organizations to transition from host-centric systems dominated by mainframes or minicomputers to distributed, client/server environments. As these environments become widespread, they have been increasingly used for mission-critical applications. As a result, sensitive corporate information has become distributed across client/server networks, where the level of security readily attainable on host-centric systems is much more difficult to achieve. Organizations have therefore developed a growing need for comprehensive client/server oriented information security solutions.

  AXENT's OmniGuard family of software products consists of Enterprise Security Manager (ESM), Intruder Alert (ITA), Enterprise Access Control (EAC), UNIX Privilege Manager (UPM), and Enterprise Resource Manager (ERM--formerly referred to as Enterprise SignOn or ESO), each of which is available across a variety of common computing platforms. These products may be used in combination to provide a comprehensive information security solution for the enterprise or individually to fulfill a specific need. ESM, AXENT's flagship product, provides a framework that enables business managers to centrally define, manage and enforce security policies across a distributed, heterogeneous computing environment and works with other OmniGuard and third-party security products. OmniGuard can also be part of a broader systems management strategy and can be used in conjunction with client/server administration platforms such as AT&T's OneVision, MC/EMpower of MainControl, Inc., Hewlett-Packard's OpenView and Tivoli's Tivoli Management Environment.

  AXENT owns a line of utility software products for the OpenVMS platform that is now marketed by Raxco Software, Inc. ("Raxco"), pursuant to an Exclusive Distributor License Agreement. Raxco was spun-off by AXENT as of December 31, 1995. AXENT also owns and markets several security products developed for OpenVMS systems that are predecessors of the OmniGuard family of software products.

  On March 25, 1997, AXENT completed the acquisition of AssureNet Pathways, Inc. ("AssureNet"). AssureNet provided a broad range of network security solutions that protect enterprise-wide networks from unauthorized entry, tampering and theft of information and services. See "--AssureNet Acquisition."

INDUSTRY BACKGROUND

  As organizations migrate from centralized, proprietary computing toward distributed client/server environments, mission-critical applications for payroll, financial reporting, order processing, billing, manufacturing design, funds transfer and medical records are increasingly being deployed on networks of personal computers, workstations and servers. Client/server environments, however, present significant challenges in designing and implementing information security functions which were not as difficult in the traditional centralized environment. These challenges include the following:

  . Physically dispersed storage of sensitive corporate information. In the centralized computing environment, sensitive corporate data was physically stored in one or a few controlled sites, allowing for strict access control. In a client/server environment, information may be scattered across thousands of file servers, desktop computers and laptops, providing multiple points of access. Thus, information can be easily removed on a floppy disk or portable hard drive or sent out of the protected environment over external networks.

  . Wide access to information. In contrast to the centralized computing environment where access to data was restricted to one or a few consoles or a number of dumb terminals linked through a controlled, proprietary internal network, the client/server environment frequently allows access to information from a number of locations either within the internal network or on external networks, such as the Internet. In addition, in the less secure client/server environment, the network traffic itself can be monitored by unauthorized parties.

  . Multiple platform computing environment. While the centralized computing environment can utilize a single technical architecture for security functions, the client/server environment forces organizations to implement security measures across a broad range of disparate computing hardware, operating systems and communications protocols. Different platforms included in a network are likely to provide inconsistent levels of security.

  The conflict between the benefit of easy access to information inherent in the client/server computing environment and the need to protect and secure corporate information requires a new generation of security software solutions. These solutions must be specifically designed to function in large-scale, multi-platform computing environments while providing the same level of protection and security functionality expected of a centralized computing environment. Security solutions must:

  . Manage security. Enable management to centrally define, manage, implement and enforce corporate security policies which are tailored to the specific needs of their business;

  . Control access. Control access to computing resources such as clients, servers or the network;

  . Identify and authenticate. Ensure the identity of users attempting to access computing resources;

  . Protect information. Preserve the confidentiality and integrity of information by ensuring that only those with proper authority may view, monitor, modify or delete information;

  . Administer users. Centrally administer the user's credentials and privileges; and

  . Audit. Monitor all systems to detect and prevent intrusions or unauthorized actions.

  The operating systems of most distributed computing platforms and most third-party products generally address only some of these needs. In addition, few vendors provide centralized security management for heterogeneous environments. In an enterprise computing environment, all of these functions must be available on all parts of a client/server network--client, internal network, server and connections to external networks such as the Internet--to provide robust security. Therefore, any comprehensive enterprise solution needs to address these key functions across multiple client/server platforms and communication protocols and be tied together by an enterprise security framework.

THE AXENT TECHNOLOGIES SOLUTION

  AXENT's OmniGuard family of software products, together with its related consulting services, provides a comprehensive security solution based on AXENT's belief that corporate security policy, determined by the specific needs of the business, must be the foundation for the development and implementation of information security. ESM provides an enterprise security framework that ties together security functions--whether such functions are provided by AXENT's products, the operating system, the network or other vendors' products--and enables the organization's management to relate those functions to business goals and objectives. AXENT's products provide a comprehensive security solution that can manage and enhance the security capabilities already resident in a wide range of distributed computing platforms.

  OmniGuard's features enable organizations to establish appropriate security policies based on business needs and risk analysis, including the need for central control of the level of security on all platforms, status reporting and enforcing corporate security policy. OmniGuard ensures that only authorized users have access to computing resources such as clients and servers or the network itself, and monitors all systems in order to detect and prevent intrusions or unauthorized actions. OmniGuard authenticates users logging into the network and preserves the confidentiality and integrity of information by allowing only those who have proper authority to view, monitor, modify or delete information. OmniGuard also enables the security administrator to establish authorized users, create, modify and delete user privileges, and manage the credentials of users.

  The OmniGuard solution incorporates the following key elements:

    Enables organizations to establish security policy to match business needs. As part of its security solution, AXENT provides services that enable an organization to determine an appropriate security policy to match its business requirements, to adopt a solution to fit those requirements and to incorporate those policies into the OmniGuard framework.

    Provides open security framework that manages AXENT or third-party security solutions. ESM enables business managers to centrally manage security across a distributed multi-platform client/server computing environment and works with other OmniGuard and third-party products. The OmniGuard family of software products can also be integrated into a broader systems management environment and can be used in conjunction with widely deployed client/server administration platforms. An important benefit of OmniGuard's framework-based, open-component approach is that an organization can use the most appropriate security technology to manage a particular security issue. OmniGuard is designed with an open architecture. It uses a published application program interface ("API") and has an optionally available software development kit which enables customer-developed applications or other third party products to be integrated into the OmniGuard security management framework.

    Provides security component solutions that can be used stand-alone or as part of AXENT's framework. AXENT currently offers Intruder Alert and Enterprise Access Control, individually or as part of its OmniGuard family of software products. AXENT recently developed OmniGuard/Enterprise Resource Manager (ERM), which is a family of products to administer users and other computing resources as well as provide one-time identification and authentication of network users. ERM was first available under the Company's early shipment program in December 1996. See "--Product Development." Customers can use existing and planned individual OmniGuard products to satisfy a specific security need or to address security issues on a specific platform. While each product can function independently of other OmniGuard components, OmniGuard products can also be combined to provide a more comprehensive security solution that supports environments ranging in size from a single desktop up to and including global, enterprise-wide environments.

    Enables easy management of security across heterogeneous computing environments. OmniGuard enables security administrators to manage security across multiple heterogeneous platforms from a central workstation. Each of OmniGuard's Windows- and UNIX Motif-based graphical user interfaces enables an administrator to centrally establish security policies, evaluate security status, monitor and prevent unauthorized actions, detect and prevent Internet intrusions administer users, and make changes to security settings for the systems being managed. Because OmniGuard displays security information in an easy to understand graphical format, security administrators can manage multiple types of systems without the necessity of knowing the specific capabilities or user interfaces of each of the operating systems in the administered environment.

    Leverages security capabilities of existing systems and provides mainframe-level security and functionality across various operating systems. Most client/server operating systems provide limited security functionality while some, such as common personal computer operating systems, provide none. AXENT's solution enhances the information security capabilities of host operating systems and network operating systems to provide mainframe-level security functionality on a wide variety of client/server computing platforms.

    Supports multiple operating systems, network operating systems and network protocols. OmniGuard supports a range of popular operating systems including MS/DOS, Windows 3.x, Windows 95, Windows NT, UNIX, NetWare and OpenVMS, and interfaces with mainframe security products, such as IBM's RACF and Computer Associates' ACF 2. OmniGuard also works with most popular network protocols, including TCP/IP, NetWare IPX and DECNet. See "--Product Development."

STRATEGY

  AXENT's objective is to be the leading provider of information security solutions for enterprise computing environments. Key elements of AXENT's strategy to attain this objective are:

    Provide comprehensive business security solutions. AXENT seeks to provide a comprehensive family of products that addresses most, if not all, of an organization's enterprise security requirements. AXENT intends to add new products, enhance existing functions and increase the number of platforms supported by the OmniGuard family of products. AXENT believes that adding new products and functions to the OmniGuard family will allow AXENT to market new technology to current customers while it expands its customer base.

    AXENT recently developed OmniGuard/Enterprise Resource Manager
  (ERM), a product designed to provide central user administration, network-wide identification and authorization, and secure, one-time sign-on to an organization's network. Using ERM, administrators will be able to centrally create, modify and delete users and their security profiles across disparate platforms. ERM is also designed to provide network-wide identification and authentication to enable users to sign-on to the network once and gain secure access to heterogeneous application servers. AXENT intends to design future releases of ERM to support multiple authentication methods, including smart cards, tokens, DCE authentication services and Kerberos.

    Support multiple platforms. AXENT believes that OmniGuard's depth of product functionality and breadth of platform support give it an advantage over its competitors. Because of the difficulty in developing software products that function across multiple, disparate platforms, AXENT believes that its technology leadership creates a significant barrier to entry for single platform vendors that attempt to support multiple platforms. AXENT has invested heavily in developing several cross-platform technologies which serve as the core of OmniGuard and provide hard-to-duplicate product features. See "--Product Development."

    Provide consulting services to enhance product offerings. AXENT believes that there is a significant need for technical expertise in deploying client/server security solutions. AXENT has an experienced consulting services group that supplies services before, during and after an OmniGuard sale, in order to configure a security solution appropriate to an enterprise's needs. AXENT intends to expand its consulting services business to enable faster implementation and roll-out of AXENT's products.

    Increase market penetration with multiple channels. AXENT currently has a targeted distribution strategy aimed at large corporate customers using a mix of direct sales, original equipment manufacturers ("OEMs"), system integrators and distributors, both domestically and abroad. AXENT plans to increase market penetration by increasing the productivity of its direct sales channel and expanding its indirect distribution channels. AXENT has marketing relationships with several large computer and professional services companies. AXENT intends to solidify and expand the existing relationships and develop strategic partnerships in order to become the security standard for client/server computing environments inside major systems management frameworks.

TECHNOLOGY

  AXENT's OmniGuard family of software products is designed to allow organizations to centrally manage information security in client/server computing environments. OmniGuard products can be deployed on a stand-alone basis as well as in client/server environments with thousands of machines. A typical OmniGuard product deployment contains three main components: graphical user interface, managers and agents. The graphical user interface can reside on either a UNIX workstation running Motif or on a personal computer running Microsoft Windows. The manager/agent architecture enables OmniGuard to scale up to large client/server computing environments.

  A manager typically resides on a server and connects to the graphical user interface over the network. Functions common to all managed platforms are implemented in the manager. Functions specific to a particular platform are implemented in the agents. Agents contain most of the processor-intensive code and report only summary information or alarms to a manager. A manager aggregates information from the agents and presents it to the administrator through the graphical user interface. Conversely, instructions given through the graphical user interface to the manager can be implemented on multiple agents. AXENT has designed trusted communications paths intended to prevent the interception or unauthorized manipulation of the data traffic among the managers, agents and graphical user interface.

  With the OmniGuard software products, the graphical user interface, manager and agent software can all reside on different platforms. For example, the graphical user interface can reside on a PC using Microsoft Windows, while the manager runs on a Novell, Inc. ("Novell") NetWare server and the agents run on a mix of PCs, UNIX servers, Novell servers and OpenVMS platforms. OmniGuard managers communicate with agents over the native communications protocol for each respective platform. In other words, NetWare managers communicate with NetWare agents using IPX and with UNIX agents using TCP/IP.

PRODUCTS AND SERVICES

 OmniGuard Products

  AXENT's OmniGuard family of software products provides business managers with a framework and the capability to centrally manage corporate information security across client/server environments.

                              OMNIGUARD PRODUCTS

                          SINGLE COPY      PLATFORMS       DATE OF COMMERCIAL
      PRODUCT NAME        LIST PRICE       SUPPORTED          INTRODUCTION        DESCRIPTION
      ------------        ----------- -------------------- ------------------ -------------------
Enterprise Security
 Manager................  $ 395-3,995 NetWare 3.x + 4.x,     11/94            Centralized
                                      Windows NT,                             security management
                                      UNIX, OpenVMS                           across distributed
                                      Windows                                 multi-platform
                                                                              client/server
                                                                              computing
                                                                              environments
Intruder Alert..........  $ 395-3,995 NetWare 3.x + 4.x,      4/95            Detection of and
                                      UNIX, OpenVMS,                          automated response
                                      Windows NT                              to unauthorized
                                      Windows                                 activity across
                                                                              multi-platform
                                                                              client/server
                                                                              computing
                                                                              environments
Enterprise Access
 Control for UNIX.......  $ 393-3,995 UNIX                    4/95            Central
                                                                              administration of
                                                                              users and secure
                                                                              authentication
                                                                              across
                                                                              heterogeneous UNIX
                                                                              environments
Enterprise Access
 Control for PCs........  $139        MS/DOS + Windows 3.x    5/95            Central definition
                                                                              and control of user
                                                                              access to computing
                                                                              resources and
                                                                              automatic file
                                                                              encryption for
                                                                              MS/DOS and Windows
                                                                              3.x PCs
Enterprise Access
 Control for Windows
 95.....................  $139        Windows 95             10/96            Central definition
                                                                              and control of user
                                                                              access to computing
                                                                              resources and
                                                                              automatic file
                                                                              encryption for
                                                                              Windows 95 PCs
UNIX Privilege Manager..  $99-$1,995  UNIX                   10/96            Centralized control
                                                                              of UNIX root
                                                                              privilege
Enterprise Resource
 Manager................  $95-$19,950 Netware 3.x + 4.x,     Early            Centralized
                                      Banyan, UNIX,          shipment         administration of
                                      Windows, Netscape      in 12/96         users and other
                                                                              computing resources
                                                                              as well as one-time
                                                                              identification and
                                                                              authentication of
                                                                              network users

  . OmniGuard/Enterprise Security Manager. ESM, AXENT's flagship product, enables a security manager to centrally define, manage and enforce information security policies in enterprise computing environments and works with other OmniGuard and third-party security products. ESM is a security management framework that enables the establishment of security policies based on business risk analysis, central control of the level of security on all platforms, determination of the status of information security in the enterprise and enforcement of corporate security policy. ESM security policies can be applied to a single user or machine, a group of users or machines, or to an entire organization. ESM integrates security functionality from the operating system with the functionality provided by it and other OmniGuard products as well as third-party security products. With an easy-to-use graphical user interface, ESM permits information security administrators to quickly assess the overall status of corporate information security and analyze weak areas. ESM periodically monitors the entire network for viruses, worms, weak passwords, trap doors, modifications to key programs or files, users with unauthorized privileges, Internet vulnerabilities and other security threats.

  . OmniGuard/Intruder Alert. ITA permits information security administrators to monitor an organization's network for suspicious events in real time. Using a graphical user interface, a security manager can define rules and desired reactions to unauthorized events across heterogeneous UNIX, NetWare, Windows NT, and personal computer platforms on the organization's network. ITA uses knowledge-based technology to correlate multiple events across multiple machines to determine if a security violation has occurred. In addition to logging an event, ITA can alert the security administrator of significant security threats in real time via a message to the administrator's workstation, E-mail or pager. ITA can also take active measures to control security such as disconnecting a session, shutting down an application, blocking an external Internet address or alerting an Internet firewall to block a particular type of access.

  . OmniGuard/Enterprise Access Control for UNIX. EAC/UNIX allows managers to centrally define and control access to information across a range of different UNIX platforms and supplements built-in native UNIX security features. Security administrators may assign users to groups and define password control features such as length, time-of-day access restrictions and requirements to periodically change passwords. Unattended workstations can also be locked based on selected criteria. In addition, EAC/UNIX provides an intuitive graphical user interface for adding, modifying and deleting users across heterogeneous UNIX platforms.

  . OmniGuard/Enterprise Access Control for PC's and Windows 95s. EAC allows managers to centrally control access to information stored on MS-DOS, Windows 3.x or Windows 95-based desktop computers through user identification and authentication functions, providing these systems with security functionality meeting U.S. Government "C2" functionality guidelines. EAC allows system administrators to define file-level discretionary access controls and automatically encrypts protected files. EAC transparently enforces those controls no matter where such files reside. If a file is protected by EAC, only authorized users can access that file on the local hard drive, on a network server or as it is transferred over either internal or external networks. EAC also offers features such as single sign-on to network servers and secure deletion of protected files.

  . OmniGuard/UNIX Privilege Manager. UPM enables users to execute programs or commands that ordinarily require UNIX root privileges without having to give the user access to the root account. In addition, UPM provides a full and indelible audit trail of all actions occurring in important accounts such as root.

  . OmniGuard/Enterprise Resource Manager (formerly called Enterprise
    SignOn). ERM is a family of products designed to administer users and other computing resources as well as identify and authenticate network users. ERM provides a single point of user administration and resource management for PCs, NT, UNIX, NetWare, Banyan, Internet, mainframes and other applications. In addition, ERM enables users to log-on once to an enterprise security server and gain secure access to all network resources they are authorized to run. ERM was available under the Company's early shipment program in December 1996.

 OpenVMS Security Products

  AXENT markets several security products which are predecessors to the OmniGuard family of software products. AXENT developed these products for OpenVMS systems. These products provide improved access control, full system monitoring, automated reporting and analysis, and security auditing and assessment.

 OpenVMS Utility Products

  As of December 31, 1995, AXENT transferred to Raxco the marketing, distribution and maintenance rights to AXENT's OpenVMS utility software products. The products marketed and distributed by Raxco include nine products that provide system management and performance enhancement functions for the OpenVMS system. All of these products run on Digital's VAX and Alpha platforms. The products automate time and labor intensive tasks, such as defragmentation and optimization of disk files, memory tuning, input and output caching and user support functions. The benefits of the products include simplified system management, faster response times, higher system throughput and improved end-user productivity. The products are sold separately and in technology-integrated packages that provide single-source solutions to the OpenVMS customer base.

 Services

  In addition to its software products, AXENT provides fee-based, on-site consulting and training services through a group of 27 information security analysts. AXENT's information security analysts deliver standardized fixed-price consulting packages that can provide customers with an objective assessment of their existing security systems, identify shortcomings in their computers or networks and suggest corrective actions. The analysts, on a fee basis, assist with information risk analysis, develop security policy, implement AXENT's products and help organizations securely connect to the Internet. The analysts also design customized consulting packages to help customers analyze their information security requirements, integrate in-house security products into the OmniGuard framework or develop customized information security solutions. In addition, the analysts provide pre-sales assistance for customers evaluating AXENT's software products.

  AXENT believes that a high level of continuing customer service and support is required in order to be successful in the enterprise information security market. All customers who enter into maintenance agreements with AXENT are provided normal business hours telephone support, staffed by experienced information security professionals. For an additional charge, customers can receive telephone support twenty-four hours a day, seven days a week. All customers who enter into maintenance agreements with AXENT receive free upgrades and enhancements to the current products that are made generally available and access to technical support personnel for answers to product related questions.

  AXENT offers a comprehensive, standardized education and training program to end-users of its products. Training classes are offered through in-house facilities at AXENT's offices in Provo, Utah, as well as at customer locations. AXENT also provides on-site training services upon request by customers. Fees for educational and training services are charged separately from AXENT's software products.

SALES AND MARKETING

  AXENT markets its products and services through a 38 person direct sales organization and through a mix of indirect channels including OEMs, systems integrators and distributors, both domestically and abroad.

  Direct Sales. The direct sales organization is divided into four districts in North America and one district in the United Kingdom. AXENT's sales strategy emphasizes activity based selling using telemarketing to qualify prospects and determine their information security requirements and strategic solution selling once potential customers are identified. On-site meetings, often conducted with one of AXENT's consultants, are used to demonstrate information security solutions to finalize product and service transactions.

  AXENT's products are primarily sold to large, corporate customers that have deployed or are beginning to deploy mission-critical applications into client/server computing environments. A customer's decision to use

AXENT's products may involve a substantial financial commitment, including the license costs, consulting fees, maintenance fees, education and deployment costs, as well as substantial involvement of the customer's personnel resources. Accordingly, a decision to purchase AXENT's products often involves the customer's senior management. As a result, the sales cycle for AXENT's products historically has been relatively long, averaging nine to twelve months.

  AXENT has designed a pilot program to assist customers in decision-making. The pilot program, which is a coordinated effort between sales and marketing and consulting services, involves a small-scale installation which requires a financial and personnel commitment by the customer and which allows the customer to fully understand OmniGuard's features and capabilities. The pilot program is becoming more frequently deployed as customers consider large-scale installations of OmniGuard products.

  Indirect Distribution Channels. An important facet of AXENT's sales strategy is the development of indirect distribution channels, such as OEMs, systems integrators for particular vertical markets and other software vendors whose products fit well with those of AXENT. AXENT currently has several indirect distribution relationships, including an OEM relationship with AT&T whereby OmniGuard is bundled with NCR's OneVision systems management framework. AXENT also receives referral business as part of Hewlett-Packard OpenView Solution Partners program, Sun's Solstice program and Tivoli's Tivoli Plus program.

  International Distribution Channels. AXENT sells its products internationally through a combination of direct sales and distributors. AXENT maintains a direct presence in the United Kingdom, Belgium and the Netherlands and has entered into non-exclusive marketing relationships with several independent distributors in order to serve additional international markets in which AXENT does not have a direct presence. These distributors are located in France, Germany, Italy, Norway, Sweden, Finland, Australia, Asia and South America. These distributors license AXENT's products at a discount for relicensing to end user customers, and may provide training, support and consulting services to such customers. For the fiscal years ended December 31, 1995 and 1996, international revenues accounted for approximately 27% and 24% of AXENT's revenues, respectively. See Note 14 of Notes to the AXENT Consolidated Financial Statements for financial information regarding AXENT's foreign operations.

  Marketing. In support of direct and indirect operations, AXENT conducts marketing programs intended to position and promote its products and services. Marketing personnel engage in a wide variety of activities in support of all distribution channels, including direct mail, Internet marketing, advertising, seminars, public relations and trade shows as well as overseeing AXENT's participation in industry programs and forums. Strategic marketing is conducted through market analysis and interpretation by a customer advisory council which meets for the purpose of validating AXENT product development direction. AXENT's internal product steering committee establishes long- and short-term strategic product goals. In addition, AXENT's marketing department participates and assists in preparing and giving sales and product training seminars for both AXENT's internal sales force and the sales forces of its channel partners. The marketing department also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction.

CUSTOMERS

  During 1996, AXENT had licensed various OmniGuard products to more than 300 customers world-wide. These customers, which include British Telecom plc, Johnson & Johnson, LSI Logic and Wells Fargo Bank, are public and private sector entities utilizing client/server computing environments with numerous users and diverse operating system platforms. Wells Fargo Bank accounted for more than 21% of AXENT's total revenues during 1996.

  AXENT's customers represent enterprises across a broad range of industries, including financial services, technology, professional services, government, consumer products and energy and utilities. These customers include ten of the Business Week's 30 largest U.S. public companies and nine of Forbes' 30 largest U.S. private companies and five of the six largest public accounting firms.

  In order to protect its intellectual property, AXENT does not sell or transfer title to its products to customers. Instead, AXENT provides software products to customers under non-exclusive, non-transferable perpetual license agreements.

PRODUCT DEVELOPMENT

  AXENT believes that a technically competent, quality oriented and highly productive software development organization is the key to AXENT's continued successful product introduction. The software development staff is also responsible for enhancing AXENT's existing products and expanding its product line. AXENT's products have been developed primarily by its internal development staff, in some instances with the assistance of external consultants. Through the acquisition of Datamedia in December 1994, AXENT added to its product line a personal computer access control software product and acquired certain in-process research and development projects related to Enterprise Resource Manager. Certain other technologies have been acquired through licensing arrangements and earlier acquisitions.

  AXENT has its principal software development centers in Nashua, New Hampshire, and Provo, Utah. The software development efforts in Nashua are focused on access control, user administration and resource management products. The Provo center focuses on security management and intrusion detection. The development centers operate with small project teams, state-of-the-art software development tools, and industry standard languages and compilers. AXENT employs a separate development team to port its products to new operating systems or new releases of supported operating systems. AXENT uses object-oriented development techniques to minimize the amount of code changes required to support new platforms and enhancements to its family of products. AXENT has a rigorous quality control process and source code is tightly managed, backed-up regularly and escrowed in a secure, off-site location.

  AXENT recently developed OmniGuard/Enterprise Resource Manager (ERM) which was formerly known as Enterprise SignOn. ERM is a family of products, designed to administer users and other computing resources as well as identify and authenticate network users. Collectively, the ERM components provide a single point of user administration and resource management for PCs, NT, UNIX, NetWare, Banyan, Internet, and mainframes. When used for network identification and authentication, ERM enables users to log-on once to an enterprise security server and gain secure access to all network resources they are authorized to run. ERM was first available under the Company's early shipment program in December 1996.

  AXENT is also developing versions of its OmniGuard family of software products to work with applications such as Internet firewalls, Lotus Notes, SAP/R3 and PeopleSoft, and relational databases such as Oracle, Informix, and Sybase.

  AXENT has from time to time experienced delays in introducing new products and product enhancements and there can be no assurance that AXENT will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, there can be no assurance that such new products or product enhancements will meet the requirements of the marketplace and achieve market acceptance. Any such failure could have a material adverse effect on AXENT's financial condition and results of operations.

COMPETITION

  Competition in the information security market is intense and constantly evolving, and AXENT expects such competition to increase in the future. AXENT believes that significant competitive factors affecting this market are depth of product functionality, breadth of platform support, product quality and performance, conformance to industry standards, product price and customer support. In addition, AXENT believes that the ability to rapidly develop and implement new products and features for the market is critical. There can be no assurance that AXENT can maintain or enhance its competitive position against current and future competitors.

Significant factors such as the emergence of new products, fundamental changes in computing technology and aggressive pricing and marketing strategies may also affect AXENT's competitive position. Many of these factors are out of AXENT's control.

  AXENT's competitors fall into four main categories: large, multi-product vendors, single purpose product providers, platform vendors and publicly available software.

  Large, multi-product vendors. AXENT's principal competitors include IBM, Computer Associates, ICL, Digital and Groupe Bull. Each of these organizations has strategic software products that cover various aspects of information security and compete directly with one or more components of AXENT's product line.

  Single purpose product providers. AXENT's principal single purpose product competitors include Mergent International, Inc., Memco Software Ltd. (Memco's products are also marketed by Platinum Technology, Inc. and the Tivoli division of IBM), Dynasoft Software A.B. (marketed by its distributor, Securix, in the U.S.), Fischer International Systems, Intrusion Detection, Inc. and the LAN Support Group. These vendors each sell products that offer particular information security functions, for specific computing platforms. These products compete with one or more of AXENT's products in specific functional areas or on specific platforms. While AXENT believes that these competitors do not provide the depth of function and breadth of platform support provided by AXENT's products, there can be no assurance that these competitors will not expand their product offerings to other functional areas or platforms and compete with more of AXENT's products.

  Platform vendors. AXENT competes with platform vendors such as Digital, Hewlett Packard, IBM, Sun, and Microsoft. Each of these vendors offers operating system software that often includes native security functionality. To the extent that the security features which become incorporated in operating systems overlap all or a portion of the functionality offered by AXENT's products, AXENT's products may no longer be required by customers to meet their information security requirements. All of these vendors have indicated plans to expand the information security within their operating systems.

  Publicly available software. A substantial portion of AXENT's current business comes from customers licensing UNIX versions of its products. Certain UNIX security products that compete with one or more aspects of AXENT's products are available in the public domain for little or no cost or from open systems standards such as the Open Group's Distributed Computing Environment ("DCE"). DCE can be licensed for a fee and have been incorporated into operating systems and into third party security products. AXENT intends to work with and support DCE as well as other standards that become widely adopted by AXENT's customers.

  Many of AXENT's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than AXENT. In addition, one or more of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than AXENT. There can be no assurance that AXENT's current or potential competitors will not develop products comparable or superior to those developed by AXENT or adapt more quickly than AXENT to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect AXENT's financial condition or results of operations. There can be no assurance that AXENT will be able to compete successfully against current and future competitors or that competitive pressures faced by AXENT will not have a material adverse effect on its financial condition and results of operations. If AXENT is unable to compete successfully against current and future competitors, AXENT's financial condition and results of operations will be materially adversely affected.

INTELLECTUAL PROPERTY RIGHTS

  AXENT's success is heavily dependent on its proprietary technology. AXENT views its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. AXENT has no patents or patents pending with respect to its security information products and has not to date registered any of its copyrights. In addition, AXENT is currently seeking to register certain of its trademarks in principal foreign jurisdictions. AXENT uses a signed license agreement with many customers and a printed "shrink-wrap" license for all other users of its products in order to protect its copyrights and trade secrets. Since shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state's laws and the laws of many foreign jurisdictions. The laws of Maryland, which the printed shrink-wrap licenses purport to make the governing law, are unclear on this subject.

  AXENT also relies on trade secrets to protect its proprietary rights in its software. AXENT attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures. Although AXENT intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

  Despite AXENT's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of AXENT's products or to obtain and use information that AXENT regards as proprietary. Policing unauthorized use of AXENT's products is difficult, and, while AXENT is unable to determine the extent to which piracy of its software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, the laws of some foreign countries either do not protect AXENT's proprietary rights or offer only limited protection for those rights. There can be no assurance that the steps taken by AXENT to protect its proprietary rights will be adequate or that AXENT's competitors will not independently develop technologies that are substantially equivalent or superior to AXENT's technologies or products.

  There has been substantial litigation in the software industry involving intellectual property rights. Although AXENT does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on AXENT's financial condition and results of operations. In addition, as AXENT may acquire or license a portion of the software included in its products from third parties, its exposure to infringement actions may increase because AXENT must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software. Although AXENT would intend to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of AXENT. AXENT may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on AXENT's financial condition and results of operations. Adverse determinations in such litigation could result in the loss of AXENT's proprietary rights, subject AXENT to significant liabilities, require AXENT to seek licenses from third parties and prevent AXENT from selling its products, any one of which could have a material adverse effect on AXENT's financial condition and results of operations.

  As of December 31, 1996, AXENT has received two patents and has filed two patent applications on the products being marketed by Raxco. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by AXENT will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to AXENT will not be infringed upon or designed around by others or that others will not obtain patents that AXENT would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurances that licenses that might be required for AXENT's products would be available on reasonable terms, if at all.

ASSURENET ACQUISITION

  On March 25, 1997, AXENT completed the acquisition of AssureNet Pathways, Inc. ("AssureNet"). In connection with the acquisition, AXENT will issue 1,550,000 shares of AXENT common stock in exchange for all of the outstanding shares of AssureNet preferred and common stock and certain outstanding AssureNet stock options and warrants. In addition, AXENT assumed all other AssureNet stock options and warrants outstanding at the time of the merger. AXENT will account for the acquisition under the purchase method of accounting. The purchase price, approximately $32 million, includes the value of shares exchanged, net liabilities assumed and direct costs associated with the transaction and is allocated among AssureNet's assets based on fair market value. During the first quarter of 1997, AXENT incurred a one-time charge to earnings of approximately $28 million to reflect in-process research and development costs.


  Before the acquisition, AssureNet developed and marketed certain hardware and software remote access authentication products (Defender(R) products) and had certain other software products under development. AXENT intends to integrate the existing Defender software technology with AXENT's OmniGuard family of products where appropriate. With the exception of hardware tokens, AXENT intends to cease actively marketing the majority of AssureNet hardware products and focus its efforts on marketing the Defender software products. The acquisition also is expected to permit AXENT to expand its indirect distribution capabilities through the resellers that are distributing AssureNet's Defender products.

EMPLOYEES

  As of January 2, 1997, AXENT had 157 full-time employees at its offices in the U.S., including 56 in product development, 20 in customer support, 24 in sales, seven in marketing, 22 in customer service and consulting, and 28 in finance, executive, centralized services and administration. As of January 2, 1997, AXENT had 39 full-time employees located predominantly in the office of its United Kingdom subsidiary, of which 14 were engaged in sales, eight in support, three in marketing, five in customer service and consulting and nine in finance and administration.

  AXENT's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that AXENT can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of AXENT's employees is represented by a labor union. AXENT has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. Properties.

  AXENT's principal administrative, sales and marketing facility is located in approximately 17,000 square feet of office space in Rockville, Maryland which it has leased through February 1999. AXENT's development laboratories are located in Provo, Utah and Nashua, New Hampshire, where it has leased approximately 20,000 and 10,000 square feet, respectively. AXENT's customer service department is resident in the Provo facility. AXENT also leases domestic sales offices in Lexington, Massachusetts, Kirkland, Washington, Los Angeles, California, and Bridgewater, New Jersey, approximately 9,000 square feet of office space in the United Kingdom and a small office in the Netherlands. AXENT believes that its existing facilities are adequate for its needs and that additional space will be available as needed.


Item 3. Legal Proceedings.

  In November 1995, Advanced Systems Concepts Inc. ("ASCI") filed a lawsuit in the U.S. District Court for the District of New Jersey naming as defendants AXENT, the manager of technical support for Raxco, an independent contractor of Raxco, several of such contractor's officers and employees, a company regarded by ASCI as a competitor, several of such company's officers and employees and a former employee of ASCI. ASCI alleged that the defendants participated in a conspiracy to misappropriate various proprietary rights of ASCI and that the defendants engaged in racketeering, mail fraud, wire fraud, unfair competition, breach of employment agreement, conversion, embezzlement and tortious interference with contractual relationships. The allegations against the defendants stem from communication among the various defendants, including one communication by the Raxco employee to the former ASCI employee at the request of the independent contractor. ASCI is seeking treble damages under the federal racketeering laws, attorneys' fees and other damages and an injunction against continuing use of technology that allegedly was acquired unlawfully. AXENT has denied ASCI's substantive claims, has moved to dismiss ASCI's claims alleging racketeering and violation of Federal statutes and intends vigorously to defend the litigation. If ASCI's claims against AXENT are not dismissed, the ASCI litigation could result in substantial expense to AXENT and diversion of effort by certain of AXENT's management. If AXENT is found to have conspired to misappropriate proprietary rights of ASCI, AXENT could be liable for damages and an injunction could issue regarding certain of AXENT's OpenVMS utility software products. None of ASCI's claims relate to any of the OmniGuard products. AXENT believes the possibility of an unfavorable outcome related to this litigation is remote.

  AXENT is not currently aware of any other pending or threatened litigation that could have a material adverse effect on AXENT's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.


  AXENT Common Stock is traded on The Nasdaq National Market under the symbol "AXNT."

  AXENT Common Stock began trading on The Nasdaq National Market on April 24, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of AXENT Common Stock on The Nasdaq National Market:

                                                                    HIGH   LOW
                                                                   ------ ------
        Fiscal 1996
        Second Quarter (from April 24, 1996)...................... 24     13 1/2
        Third Quarter............................................. 23 1/2 9 3/8
        Fourth Quarter............................................ 23 3/4 12 5/8

  On March 25, 1997 the last reported sale price of the Common Stock was $12.875 per share. As of March 25, 1997, the Company had approximately 140 stockholders of record, and approximately 4,900 beneficial owners. AssureNet, which was acquired on March 25, 1997, had approximately 200 stockholders of record.

The Company has never paid or declared any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the forseeable future.

Item 6.  Selected Consolidated Financial Data.

        The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K, which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is also included in this Form 10-K. The selected consolidated financial data as of December 31, 1992, 1993 and 1994 and for each of the years ended December 31, 1992 and 1993 have been derived from audited financial statements of the Company not included in this Form 10-K.


                                             YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                       1992     1993    1994     1995     1996
                                     -------------------------  -------  -------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
 Product licenses..................  $  3,045  $4,316  $ 5,832  $10,117  $16,002
 Maintenance and support services..     1,113   1,759    2,242    3,174    3,885
 Consulting services...............       --      --       520    1,437    2,210
                                     --------  ------  -------  -------  -------
   Total net revenues..............     4,158   6,075    8,594   14,728   22,097
                                     --------  ------  -------  -------  -------
Cost of net revenues...............       702     939    1,238    1,747    1,912
                                     --------  ------  -------  -------  -------
 Gross profit......................     3,456   5,136    7,356   12,981   20,185
                                     --------  ------  -------  -------  -------
Operating expenses:
 Sales and marketing...............     2,272   3,751    5,697   11,324   12,610
 Research and development..........       690     860    1,644    3,976    5,034
 General and administrative........       853     862    1,048    2,393    2,483
 Write-off of purchased in-process
  research and development.........       --      --     4,280      --       --
                                     --------  ------  -------  -------  -------
   Total operating expenses........     3,815   5,473   12,669   17,693   20,127
                                     --------  ------  -------  -------  -------
Income (loss) from continuing
 operations before royalty,
 interest and taxes................      (359)   (337)  (5,313)  (4,712)      58
Royalty income.....................       --      --       --       --     3,321
Interest income (expense)..........       --      --       --      (129)   1,065
Income tax benefit (provision).....       --      906    2,040    2,146   (1,159)
                                     --------  ------  -------  -------  -------
Income (loss) from continuing
 operations........................      (359)    569   (3,273)  (2,695)   3,285
Income (loss) from discontinued
 operations, net of tax............    (1,685)  1,663    3,782    5,050    2,395
                                     --------  ------  -------  -------  -------
Net income (loss)..................  $ (2,044) $2,232  $   509  $ 2,355  $ 5,680
                                     ========  ======  =======  =======  =======
Net income (loss) per common share:
 Continuing operations.............  $  (0.04) $ 0.06  $ (0.36) $ (0.30) $  0.31
 Discontinued operations...........     (0.21)   0.19     0.42     0.56     0.23
                                     --------  ------  -------  -------  -------
Net income (loss) per common
 share.............................  $  (0.25) $ 0.25  $  0.06  $  0.26  $  0.54
                                     ========  ======  =======  =======  =======
Weighted average number of common
 shares outstanding................     8,332   9,021    9,065    9,118   10,662
                                     ========  ======  =======  =======  =======
CONSOLIDATED BALANCE SHEET DATA:
 Cash and cash equivalents.........  $  3,198  $4,577  $ 6,612  $ 6,083  $17,261
 Short-term investments............       --      --       --       --    18,629
 Net identifiable (assets)
  liabilities from discontinued
  operations.......................     4,739   3,685   (1,221)   1,319      163
 Working capital...................    (1,925)    691    2,366    1,948   31,731
 Total assets......................     5,534   7,141   10,009   12,646   44,001
 Total debt........................       --      --     2,817      900      --
 Stockholders' equity..............    (1,065)  1,358    1,944    2,976   34,448

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements.

OVERVIEW

  AXENT develops, markets, licenses and supports computer security solutions for enterprise computing environments. Historically, AXENT offered an array of system management software products and certain security products. In 1994, AXENT made a strategic decision to focus its business on the information security market and to divest itself of products and services unrelated to such core business. AXENT made the first sale of its OmniGuard/Enterprise Security Manager product in November 1994.

  The businesses divested by AXENT were (i) the storage management products business, which was sold in 1994 for cash, notes and the assumption of certain liabilities, (ii) the Helpdesk products business, which was sold in February 1996, for cash, a note, royalties and the assumption of certain liabilities, and (iii) the OpenVMS utility software products business, which was conveyed to Raxco, effective as of December 31, 1995. AXENT has retained ownership of the OpenVMS utility software products which will be distributed by Raxco pursuant to an Exclusive Distributor License Agreement. The historical results of operations for these divested operations have been accounted for as discontinued operations in accordance with APB No. 30.

  Prior to the divestment of these businesses, AXENT utilized centralized systems for cash management, payroll, purchasing, distribution, employee benefit plans, insurance and administrative services. As a result, substantially all of the cash receipts of AXENT, Raxco and the other discontinued operations were commingled. Similarly, operating expenses, capital expenditures and other cash outlays were centrally disbursed and charged directly or allocated to Raxco and the other discontinued operations. In the opinion of management, AXENT's methods for allocating costs among the continued and discontinued operations are reasonable. However, the historical results are not necessarily indicative of the costs that would have been incurred by AXENT or its discontinued operations had the divestments occurred at the beginning of 1994. AXENT believes that it is not practicable to determine what those costs would have been on a stand-alone basis.

  AXENT's results of operations for 1994 reflect AXENT's acquisition of Datamedia in December 1994 for up to $5.0 million in a transaction accounted for using the purchase method. AXENT incurred a one-time charge of $4.3 million to write-off purchased in-process research and development costs related to Datamedia products under development. See "AXENT Business--Product Development." The remaining purchase price was allocated to existing net assets and purchased software costs of $548,000 and $102,000, respectively. Existing net assets included $639,000 of cash and cash equivalents. The operating results of Datamedia have been included in AXENT's Consolidated Statement of Operations since the date of acquisition.

  AXENT's revenues are derived principally from two sources: (i) product license fees for the use of AXENT's software products and (ii) service fees for maintenance, consulting services and training related to AXENT's software products. AXENT generally ships its software on a trial basis and recognizes revenue upon acceptance of the software by the customer, unless AXENT has significant future obligations to the customer, in which case revenue is recognized when such obligations are satisfied. Service revenues from consulting and training are recognized as services are performed, and maintenance revenues are deferred and recognized ratably over the maintenance period, typically one year.

  AXENT markets its products primarily through a direct sales organization, distributors and other marketing relationships. Sales made through distributors typically have a lower gross margin than direct sales. Revenues from independent distributors accounted for approximately 8% of AXENT's net revenues from its information security products for each of the years ended December 31, 1994 and 1995, respectively, and 9% for the year ended December 31, 1996. AXENT generally records revenue from distributors at the net license or service fee, after deducting the distributors' commissions, which range from 40% to 75%.


 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net revenues. AXENT's net revenues from product licenses increased approximately 58%, or $5.88 million, from $10.12 million in 1995, to $16.00 million in 1996, representing 69% and 72% of total net revenues for 1995 and 1996, respectively. The increase in product license revenue is primarily attributable to the expansion of AXENT's product offerings, with the introduction, general release and increased market acceptance of additional products comprising the OmniGuard family of software products throughout 1995 and 1996, offset in part by a decrease in license revenues derived from AXENT's other (primarily OpenVMS) computer security software products. Product license revenues relating to the OmniGuard family of software products accounted for approximately 97% of AXENT's net product license revenues in 1996 compared with 85% in 1995. OmniGuard/Intruder Alert and OmniGuard/Enterprise Access Control for both UNIX and PCs were released commercially during the second quarter of 1995. Enterprise Access Control for Windows 95 and UNIX Privilege Manager were released commercially in the fourth quarter of 1996.

  AXENT's net revenues from maintenance and support services increased approximately 23%, or $720,000, from $3.17 million in 1995 to $3.89 million in 1996, representing 22% and 18% of total net revenues in 1995 and 1996, respectively. The increase in net revenues from maintenance and support services is attributable to a larger base of customers on maintenance agreements resulting from the increased licensing of AXENT's OmniGuard products, offset in part by a decrease in maintenance revenues derived from AXENT's other (primarily OpenVMS) computer security software products. The decrease in net revenues from maintenance and support services as a percentage of total net revenues is attributable to the increase in total revenues, particularly net revenues from product licenses.

  AXENT's net revenues from consulting services increased approximately 53%, or $770,000, from $1.44 million in 1995 to $2.21 million in 1996, representing 10% of total net revenues for both 1995 and 1996. The increase in consulting services revenues is attributable to an increase in the size and number of engagements associated with licensing of AXENT's OmniGuard products.

  AXENT currently believes that year-to-year comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

  Revenues derived from North American and from international operations as a percent of total net revenues were 76% and 24%, respectively, in 1996 as compared to 73% and 27%, respectively, in 1995.

  Cost of net revenues. AXENT's cost of net revenues from product licenses includes the cost of media, product packaging, documentation and other production costs and amortization of purchased software costs and provisions for bad debt. Cost of net revenues associated with product licenses decreased approximately 36%, or $321,000, from $887,000 in 1995 to $566,000 in 1996, representing 9% and 4% of net revenues from product licenses in 1995 and 1996, respectively. The decrease in cost of net revenues associated with product licenses is primarily attributable to an increase in production efficiency due to the consolidation of worldwide production in the second half of 1995, a change in product media from tape to CD-ROM resulting in a decrease in production and shipping expense and an increase in the average size of the transactions recorded in 1996. Cost of net revenues associated with product licenses as a percentage of net revenues from product licenses may fluctuate from year to year due to a change in product mix or a change in the number or size of transactions recorded year over year.

  AXENT's cost of net revenues from maintenance and support services includes direct and indirect costs of providing technical support to AXENT's customers. Cost of net revenues associated with maintenance and support services increased 35%, or $246,000, from $697,000 in 1995 to $943,000 in 1996, representing 22% and 24% of net revenues from maintenance and support services in 1995 and 1996, respectively. The increase in cost of net revenues from maintenance and support services is primarily attributable to increased staffing of AXENT's customer support operations necessary to support a larger customer base and the additional products and platforms supported by AXENT.

  AXENT's cost of net revenues from consulting services includes direct and indirect costs of providing training and consulting services to AXENT's customers. Cost of net revenues associated with consulting services increased 147%, or $240,000, from $163,000 in 1995 to $403,000 in 1996, representing 11%
and 18% of net revenues from consulting services in 1995 and 1996, respectively. The increase in cost of net revenues from consulting services is primarily attributable to increased staffing of AXENT's training and consulting professionals necessary to meet the customer demand for consulting services offered by AXENT.

  Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 11%, or $1.29 million, from $11.32 million in 1995 to $12.61 million in 1996, representing 77% and 57% of total net revenue for 1995 and 1996, respectively. The increase in dollar amount was due primarily to increased commissions associated with the additional revenues, additional investment in AXENT's US and UK operations and increased investment in indirect distribution, offset in part by the closing of AXENT's German and Swiss direct offices during the fourth quarter of 1995. The decrease in sales and marketing expenses as a percent of total net revenues is attributable to the increase in total net revenues.

  Research and development. Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products generally are expensed as incurred. Research and development expenses increased 26%, or $1.05 million, from $3.98 million in 1995 to $5.03 million in 1996, representing 27% and 23% of total net revenues for 1995 and 1996, respectively. The increase in dollar amount resulted primarily from the addition of internal and third-party contract developers needed to develop, maintain and enhance the OmniGuard family of software products, including AXENT's Enterprise Resource Manager product which was under development in 1996. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. AXENT currently anticipates that research and development expenses may increase in absolute dollars as AXENT continues to commit substantial resources to research and development in future periods.

  General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 4%, or $90,000 from $2.39 million in 1995 to $2.48 million in 1996, representing 16% and 11% of total net revenue for 1995 and 1996, respectively. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

  In 1996, certain general and administrative expenses are offset in part by the Administrative Services Agreement between AXENT and Raxco. That agreement provides for Raxco to pay AXENT on an annual basis, the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. In 1996, AXENT received $750,000 from Raxco under the Administrative Services Agreement.

  Royalty income. In 1996, AXENT recorded royalty income of $3.32 million, representing 15% of total net revenue pursuant to the Exclusive Distributor License Agreement with Raxco. The Agreement provides for payment by Raxco to AXENT the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by AXENT and marketed exclusively by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

  Interest (expense) income. Interest (expense) income increased $1.20 million, from an expense of $129,000 in 1995, to income of $1.07 million for 1996. The increase is primarily attributable to interest on the proceeds from AXENT's initial public offering, as well as a decrease in the amortization of discount on the note payable.

  Income taxes. AXENT accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, AXENT previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax asset. During 1996, a portion of the valuation allowance for the deferred tax asset was released, as a result of AXENT's profitable operations, which established the recognition of a deferred tax asset in the amount of $400,000 as of December 31, 1996. Management believes that it is more likely than not that this tax asset will be realized.

  AXENT recorded an income tax benefit in 1995 related to the loss from continuing operations in 1995 and an income tax provision in 1996 related to the income from continuing operations in 1996. The effective rate for 1996 differs from the federal statutory rate due to the utilization of prior years net operating losses and the change in the valuation allowance for deferred tax assets.

  Income (loss) from continuing operations before royalty, interest and taxes. As a result of the above, AXENT recorded income from continuing operations of $58,000 in 1996, compared with the loss of $4.71 million for 1995.

  Income from discontinued operations. Income from discontinued operations consists of the net results of operations from the divested businesses of AXENT, which for financial statement purposes have been accounted for in accordance with APB 30 and classified as discontinued operations. See "AXENT Business," and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. AXENT's income from discontinued operations decreased 52%, or $2.65 million, from $5.05 million in 1995 to $2.40 million in 1996, representing 34% and 11% of total net revenues for 1995 and 1996, respectively. AXENT anticipates a continued decline in income from discontinued operations over the next several quarters.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net revenues. AXENT's net revenues from product licenses increased approximately 74%, or $4.29 million, from $5.83 million in 1994 to $10.12 million in 1995, representing 68% and 69% of total net revenues in 1994 and 1995, respectively. The increase in product license revenues is primarily attributable to the expansion of AXENT's product offerings, with the introduction and general release of the OmniGuard family of software products, offset in part by a decrease in AXENT's other computer security products. One OmniGuard product was available for sale by the end of 1994, and three OmniGuard products were available for sale by the end of 1995. Product license revenues relating to the OmniGuard family of software products accounted for approximately 85% of AXENT's net product license revenues in 1995 compared with only 12% in 1994.

  AXENT's net revenues from maintenance and support services increased approximately 42%, or $930,000, from $2.24 million in 1994 to $3.17 million in 1995, representing 26% and 22% of total net revenue in 1994 and 1995, respectively. The increase in net revenues from maintenance and support services is attributable to a larger base of customers on maintenance agreements as a result of increased product licenses. The decrease in net revenues from maintenance and support services as a percentage of total net revenues is attributable to the increase in the total net revenues, particularly net revenues from product licenses.

  AXENT's net revenues from consulting services increased approximately 177%, or $920,000, from $520,000 in 1994 to $1.44 million in 1995, representing 6%
and 10% of total net revenues in 1994 and 1995, respectively. The increase in net revenues from consulting services is primarily attributable to an increase in the size and number of engagement associated with licensing of the Company's OmniGuard products.

  Cost of net revenues. Cost of net revenues associated with product licenses decreased approximately 10%, or $102,000, from $989,000 in 1994 to $887,000 in 1995, representing 17% and 9% of net revenues from product licenses in 1994 and 1995, respectively. The decrease in the cost of net revenues associated with product licenses is primarily attributable to an increase in production efficiency due to the consolidation of worldwide production during the second half of 1995, a reduction in the amortization expense related to a decrease in capitalized software and an increase in the average size of the transactions recorded in 1995. Costs of net revenues associated with product licenses as a percentage of net revenues from product licenses may fluctuate from year to year due to a change in product mix or a change in the number or size of transactions recorded year over year.

  Costs of net revenues associated with maintenance and support services increased 350%, or $542,000, from $155,000 in 1994 to $697,000 in 1995, representing 7% and 22% of net revenues from maintenance and support services in 1994 and 1995, respectively. The increase in cost of net revenues from maintenance and support services is primarily attributable to increased staffing of the Company's customer support operations necessary to support a larger customer base and the additional products offered by the Company.

  Cost of net revenues associated with consulting services increased 73%, or $69,000, from $94,000 in 1994 to $163,000 in 1995, representing 18% and 11% of net revenues from consulting services in 1994 and 1995, respectively. The increase in cost of net revenues from consulting services is primarily attributable to increased staffing of the Company's training and consulting professionals necessary to support a larger customer base and greater customer demand for consulting services offered by the Company.

  Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone and costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 99%, or $5.62 million, from $5.70 million in 1994 to $11.32 million in 1995, representing 66% and 77% of net revenues in 1994 and 1995, respectively. The increase as a percentage of net revenues was principally due to costs associated with the transition from primarily a telemarketing model to a more direct selling model including the expansion of AXENT's direct sales organization, increased technical pre-sales personnel, personnel increases in the marketing group and increased costs associated with advertising and public relations. The dollar increase was primarily due to the same factors, as well as higher sales commissions associated with increased net revenues. Sales and marketing expenses for 1995 included approximately $957,000 of costs relating to AXENT's former German and Swiss operations which were discontinued during 1995. Effective November 1995, AXENT began marketing its products through independent distributors in Germany and Switzerland.

  Research and development. Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Research and development expenses increased approximately 144%, or $2.36 million, from $1.64 million in 1994 to $4.0 million in 1995, representing 19% and 27% of net revenues in 1994 and 1995, respectively. Such increase resulted primarily from the addition of developers needed to develop, maintain and enhance the OmniGuard family of software products, including AXENT's Enterprise Resource Manager product currently under development.

  AXENT believes that a significant level of investment for product research and development is essential for it to achieve and maintain market leadership. Accordingly, AXENT anticipates that it will continue to devote substantial resources to product research and development for the foreseeable future. To date, substantially all research and development costs have been expensed as incurred.

  General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, related costs for management, finance and accounting, legal and other professional services, and depreciation of equipment and facilities. While AXENT discontinued certain operations during 1995, the general and administrative expenses related to AXENT's infrastructure did not change materially, causing a greater proportion of total expenses to be borne by to AXENT's continuing operations. General and administrative expenses increased by approximately 128%, or $1.34 million, from $1.05 million in 1994 to $2.39 million in 1995, representing 12% and 16% of net revenues in 1994 and 1995, respectively. The increase in 1995 is principally due to a decrease in the amount of general and administrative expenses borne by AXENT's discontinued operations.

  Income (loss) from continuing operations before interest and taxes. As a result of the above, the loss from continuing operations before interest and taxes decreased approximately 11%, or $600,000, from $5.31 million in 1994 to $4.71 million in 1995.

  Income tax provision. AXENT accounts for income taxes under SFAS 109. SFAS 109 requires AXENT to record an asset with respect to the expected future value of its net operating loss carryforwards. AXENT's history of operating losses makes the realization of its net operating loss carryforwards uncertain. Accordingly,

AXENT has placed a valuation allowance against its deferred tax asset. AXENT has recorded a provision for federal and state income taxes associated with the discontinued operations which is substantially offset by an accrued tax benefit related to the loss from continuing operations. Under the Tax Reform Act of 1986, the amounts of and benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. At December 31, 1995, AXENT had federal net operating loss carryforwards of approximately $1.75 million, which may be utilized to reduce future taxable income through the year 2007.

  Income from discontinued operations. AXENT's income from discontinued operations increased approximately 33%, or $1.27 million, from $3.78 million in 1994 to $5.05 million in 1995, representing 44% and 34% of net revenues in 1994 and 1995, respectively.


QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth unaudited quarterly consolidated financial data for 1995 and 1996. AXENT believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any subsequent periods.

            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS OF AXENT
                                (IN THOUSANDS)

                                        1995                                 1996
                          -----------------------------------  ----------------------------------
                          MAR. 31  JUNE 30  SEPT. 30  DEC. 31  MAR. 31  JUNE 30  SEPT. 30 DEC. 31
                          -------  -------  --------  -------  -------  -------  -------- -------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses.......  $ 1,680  $ 2,558  $ 1,547   $4,332   $2,674   $3,929    $3,124  $6,275
 Maintenance & support
  services..............      818      733      827      796    1,015      856       957   1,057
 Consulting services....      241      213      413      570      393      540       871     406
                          -------  -------  -------   ------   ------   ------    ------  ------
  Total net revenues....    2,739    3,504    2,787    5,698    4,082    5,325     4,952   7,738
Cost of net revenues....      435      442      421      449      382      481       456     593
                          -------  -------  -------   ------   ------   ------    ------  ------
Gross profit............    2,304    3,062    2,366    5,249    3,700    4,844     4,496   7,145
                          -------  -------  -------   ------   ------   ------    ------  ------
Operating expenses:
 Sales and marketing....    2,918    2,884    2,689    2,833    2,813    2,968     2,891   3,938
 Research and
  development...........      981      996      951    1,048    1,084    1,173     1,253   1,524
 General and
  administrative........      533      577      566      717      557      595       620     711
                          -------  -------  -------   ------   ------   ------    ------  ------
  Total operating
   expenses.............    4,432    4,457    4,206    4,598    4,454    4,736     4,764   6,173
Income (loss) from
 continuing operations
 before royalty,
 interest and taxes.....   (2,128)  (1,395)  (1,840)     651     (754)     108      (268)    972
                          -------  -------  -------   ------   ------   ------    ------  ------
Royalty income..........      --       --       --       --       800      804       794     923
Interest expense
 (income)...............      (34)     (35)     (34)     (26)      72      257       339     397
Income tax (provision)
 benefit................      958      634      830     (276)     (35)     (25)     (365)   (734)
                          -------  -------  -------   ------   ------   ------    ------  ------
Income (loss) from
 continuing operations..   (1,204)    (796)  (1,044)     349       83    1,144       500   1,558
Income from discontinued
 operations, net of
 tax....................    1,238    1,394    1,338    1,080    1,027      526       591     251
                          -------  -------  -------   ------   ------   ------    ------  ------
Net income..............  $    34  $   598  $   294   $1,429   $1,110   $1,670    $1,091  $1,809
                          =======  =======  =======   ======   ======   ======    ======  ======


            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS OF AXENT
                    (AS A PERCENTAGE OF TOTAL NET REVENUES)

                                        1995                             1996
                          -------------------------------- --------------------------------
                          MAR. 31 JUNE 30 SEPT. 30 DEC. 31 MAR. 31 JUNE 30 SEPT. 30 DEC. 31
                          ------- ------- -------- ------- ------- ------- -------- -------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses.......    61.3%   73.0%   55.5%    76.0%   65.6%   73.8%   63.1%    81.1%
 Maintenance & support
  services..............    29.9    20.9    29.7     14.0    24.9    16.1    19.3     13.7
 Consulting services....     8.8     6.1    14.8     10.0     9.5    10.1    17.6      5.2
                           -----   -----   -----    -----   -----   -----   -----    -----
  Total net revenues....   100.0   100.0   100.0    100.0   100.0   100.0   100.0    100.0
Cost of net revenues....    15.9    12.6    15.1      7.9     9.3     9.0     9.2      7.7
                           -----   -----   -----    -----   -----   -----   -----    -----
Gross profit............    84.1    87.4    84.9     92.1    90.7    91.0    90.8     92.3
                           -----   -----   -----    -----   -----   -----   -----    -----
Operating expenses:
 Sales and marketing....   106.5    82.3    96.5     49.7    69.0    55.7    58.4     50.9
 Research and
  development...........    35.8    28.4    34.1     18.4    26.6    22.0    25.3     19.7
 General and
  administrative........    19.5    16.5    20.3     12.6    13.7    11.2    12.5      9.2
 Write off of purchased
  in-process research
  and development.......     --      --      --       --      --      --      --       --
                           -----   -----   -----    -----   -----   -----   -----    -----
  Total operating
   expenses.............   161.8   127.2   150.9     80.7   109.3    88.9    96.2     79.8
Income (loss) from
 continuing operations
 before royalty,
 interest and taxes.....   (77.7)  (39.8)  (66.0)    11.4   (18.6)    2.1    (5.4)    12.5
                           -----   -----   -----    -----   -----   -----   -----    -----
Royalty income..........     --      --      --       --     19.6    15.1    16.0     11.9
Interest (expense)
 income.................    (1.3)   (1.0)   (1.2)    (0.5)    1.8     4.8     6.8      5.1
Income tax (provision)
 benefit................    34.9    18.1    29.8     (4.8)   (0.9)   (0.5)   (7.4)    (9.5)
                           -----   -----   -----    -----   -----   -----   -----    -----
Income (loss) from
 continuing operations..   (44.1)  (22.7)  (37.4)     6.1     1.9    21.5    10.0     20.0
Income from discontinued
 operations, net of
 tax....................    45.2    39.8    48.0     19.0    25.2     9.9    11.9      3.2
                           -----   -----   -----    -----   -----   -----   -----    -----
Net income..............     1.1%   17.1%   10.6%    25.1%   27.1%   31.4%   21.9%    23.2%
                           =====   =====   =====    =====   =====   =====   =====    =====

  The following table sets forth the cost of net revenues as a percentage of the related net revenues for the periods indicated.

                                       1995                             1996
                         -------------------------------- --------------------------------
                         MAR. 31 JUNE 30 SEPT. 30 DEC. 31 MAR. 31 JUNE 30 SEPT. 30 DEC. 31
                         ------- ------- -------- ------- ------- ------- -------- -------
Cost of product
 licenses...............  14.7%    9.2%    12.1%    5.0%    4.2%    3.0%     3.7%    3.5%
Cost of maintenance and
 support services.......  18.6%   22.9%    22.9%   23.5%   19.2%   25.1%    24.7%   28.1%
Cost of consulting
 services...............  14.9%   18.5%    10.8%    7.7%   19.1%   27.8%    11.8%   18.5%

  AXENT has experienced quarterly fluctuations in operating results and anticipates that such fluctuations will continue. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter, which are sometimes difficult to forecast. Historically, AXENT has often recognized a substantial portion of its product license revenues in the last month of the quarter. Operating results may fluctuate due to a variety of reasons, including the impact of a large order. For example, an individual transaction accounted for 16% of the total net revenues in the quarter ended September 30, 1994. In addition, revenues tend to be lower in the summer months, particularly in Europe, where businesses often defer purchase decisions. Because AXENT's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

  AXENT's revenues historically have been higher in the fourth quarter of each fiscal year than in the first quarter of the following fiscal year. AXENT believes that fourth calendar quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of AXENT's sales compensation plans. AXENT expects that this will continue for the foreseeable future and may intensify depending upon the timing of new product introductions by AXENT.

LIQUIDITY AND CAPITAL RESOURCES

  During 1994 and 1995 AXENT financed its operations primarily through cash flows generated from discontinued operations and available working capital as well as cash flows from continuing operations. During 1996 AXENT financed its operations through cash flows from continuing operations. AXENT's continuing operating activities used cash of $6.88 million and provided cash of $5.58 million in 1995 and 1996, respectively. Total cash provided from discontinued operations was $7.71 million and $379,000 in 1995 and 1996, respectively. During 1996, AXENT purchased $18.63 million in short-term investments. During 1995 and 1996, AXENT made payments of $1.83 million and $854,000, respectively, to former stockholders of Datamedia Corporation as part of the Datamedia acquisition in December 1994. During 1996, AXENT paid $900,000 to a third party to acquire a non-exclusive source code license. AXENT will pay the third party a royalty of up to $1.0 million over a three year period, of which AXENT made a non-refundable prepayment of $400,000 in 1996. The royalty is based on a percentage of the net revenues from the source code license. During 1996, AXENT received $300,000 associated with the sale of its Helpdesk operations.

  AXENT made capital expenditures of approximately $867,000 and $955,000 in 1995 and 1996, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. AXENT had no firm commitments for capital expenditures at December 31, 1996.

  AXENT had a revolving credit facility commitment with a bank for up to $2.50 million which expired in May 1996. There were no amounts outstanding under this revolving credit facility commitment at the time of expiration.

  As a result of AXENT's initial public offering in 1996, AXENT received proceeds of approximately $25.08 million, net of approximately $1.96 million in underwriting discounts and $960,000 in offering expenses.

  AXENT believes that the net proceeds from the initial public offering, cash generated from operations, cash generated under the Administrative Services Agreement and the Exclusive Distributor License Agreement with Raxco, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the forseeable future. Depending on AXENT's future growth and acquisitions, AXENT will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic arrangement. There can be no assurance, however, that this funding will be available on terms acceptable to AXENT, if at all.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

  Although AXENT has experienced significant growth in revenues from the OmniGuard family of software products, AXENT does not believe prior growth rates are indicative of future operating results. In addition, AXENT expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that AXENT will remain profitable on a quarterly or annual basis. Due to AXENT's limited operating history with respect to the OmniGuard family of software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for AXENT's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by AXENT or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; changes in the level of operating expenses; and competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security.

  The market for AXENT's software products is highly competitive, and AXENT expects that it will face increasing price pressures from its current competitors and new market entrants. Any material reduction in the price of AXENT's software products would negatively affect gross margins and could materially adversely affect AXENT's financial condition and results of operations.

  The sales of AXENT's security products generally involve significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the sales of AXENT's security products is typically long and subject to a number of significant risks over which AXENT has little or no control and, as a result, AXENT may expend significant resources pursuing potential sales that will not be consummated.

  AXENT anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in AXENT's financial condition and results of operations. Although AXENT's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

  The management of AXENT entered into the Merger Agreement with AssureNet with the expectation that the merger will result in beneficial synergies. However, there can be no assurance that the combining of the two companies' businesses, even if achieved in an efficient and effective manner, will result in increased earnings per AXENT share or a financial condition superior to that which would have been achieved by AXENT. AXENT expects to incur a one-time change of approximately $28 million in the first quarter of 1997, the quarter in which the merger was consummated, to reflect in-process research and development costs. AXENT expects that risks inherent in AssureNet's business may also affect the combined company.

Item 8.  Financial Statements and Supplementary Data.

       The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report, see
Item 14 of Part IV.

         See quarterly financial information included in Item 7 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                   PART III

Item 10.  Directors and Executive Officers of the Company.

          The information required by Item 10 is hereby incorporated by reference from the Definitive Proxy Statement of the Company in connection with its 1997 Annual Meeting of Stockholders (the "Proxy Statement").

Item 11.  Executive Compensation.

          The information required by Item 11 is hereby incorporated by reference from the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by Item 12 is hereby incorporated by reference from the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

          The information required by Item 13 is hereby incorporated by reference from the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                        Page Number
                                                                                        -----------
(a)       Documents filed as part of the report:

          (1)   Report of Independent Accountants                                            26
                Consolidated Balance Sheets at December 31, 1995 and 1996                    27
                Consolidated Statements of Operations for the years ended
                        December 31, 1994, 1995 and 1996                                     28
                Consolidated Statements of Stockholders' Equity for the
                        years ended December 31, 1994, 1995 and 1996                         29
                Consolidated Statements of Cash Flows for the years ended
                        December 31, 1994, 1995 and 1996                                     30
                Notes to Consolidated Financial Statements                                   31

          (2)   Financial Statement Schedule                                                 51

          (3)   Exhibits

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AXENT Technologies, Inc.:

  We have audited the consolidated balance sheets of AXENT Technologies, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXENT Technologies, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Washington, D.C.
January 28, 1997

                            AXENT TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                      ASSETS                            1995          1996
                      ------                        ------------  ------------
Current assets:
  Cash and cash equivalents........................ $  6,083,000  $ 17,261,000
  Short-term investments...........................          --     18,629,000
  Accounts receivable, net of allowance for
   doubtful accounts of $297,000 and $318,000,
   respectively....................................    5,071,000     4,826,000
  Prepaid expenses and other current assets........      338,000       568,000
                                                    ------------  ------------
    Total current assets...........................   11,492,000    41,284,000
                                                    ------------  ------------
Property and equipment, net (note 4)...............    1,097,000     1,417,000
Other assets.......................................       57,000     1,300,000
                                                    ------------  ------------
  Total assets..................................... $ 12,646,000  $ 44,001,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accrued liabilities and accounts payable (note
   7).............................................. $  5,035,000  $  6,361,000
  Current portion of long-term debt (notes 3 and
   5)..............................................      900,000           --
  Deferred revenue.................................    2,290,000     3,029,000
  Net identifiable liabilities from discontinued
   operations (note 2).............................    1,319,000       163,000
                                                    ------------  ------------
    Total current liabilities......................    9,544,000     9,553,000
Long-term deferred revenue, net of current
 portion...........................................      126,000           --
                                                    ------------  ------------
    Total liabilities..............................    9,670,000     9,553,000
                                                    ------------  ------------
Commitments and contingencies (note 8)
Stockholders' equity: (notes 2, 9, and 10)
  Common stock, par value $0.02: 7,953,464 and
   10,130,064 shares issued, respectively..........      159,000       203,000
  Additional paid-in capital.......................   22,133,000    47,909,000
  Accumulated deficit..............................  (19,277,000)  (13,597,000)
  Currency translation adjustments.................      (39,000)      (67,000)
                                                    ------------  ------------
    Total stockholders' equity.....................    2,976,000    34,448,000
                                                    ------------  ------------
  Total liabilities and stockholders' equity....... $ 12,646,000  $ 44,001,000
                                                    ============  ============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
Net revenues:
  Product licenses......................  $ 5,832,000  $10,117,000  $16,002,000
  Maintenance and support services......    2,242,000    3,174,000    3,885,000
  Consulting services...................      520,000    1,437,000    2,210,000
                                          -----------  -----------  -----------
    Total net revenues..................    8,594,000   14,728,000   22,097,000
                                          -----------  -----------  -----------
Cost of net revenues:
  Product licenses......................      989,000      887,000      566,000
  Maintenance and support services......      155,000      697,000      943,000
  Consulting services...................       94,000      163,000      403,000
                                          -----------  -----------  -----------
    Total cost of net revenues..........    1,238,000    1,747,000    1,912,000
                                          -----------  -----------  -----------
Gross profit............................    7,356,000   12,981,000   20,185,000
                                          -----------  -----------  -----------
Operating expenses:
  Sales and marketing...................    5,697,000   11,324,000   12,610,000
  Research and development..............    1,644,000    3,976,000    5,034,000
  General and administrative............    1,048,000    2,393,000    2,483,000
  Write-off of purchased in-process
   research and development.............    4,280,000          --           --
                                          -----------  -----------  -----------
    Total operating expenses............   12,669,000   17,693,000   20,127,000
                                          -----------  -----------  -----------
Income (loss) from continuing operations
 before royalty interest and taxes......   (5,313,000)  (4,712,000)      58,000
Royalty income..........................          --           --     3,321,000
Interest (expense) income...............          --      (129,000)   1,065,000
Income tax benefit (provision) (note
 11)....................................    2,040,000    2,146,000   (1,159,000)
                                          -----------  -----------  -----------
Income (loss) from continuing
 operations.............................   (3,273,000)  (2,695,000)   3,285,000
Income from discontinued operations, net
 of tax (note 2)........................    3,782,000    5,050,000    2,395,000
                                          -----------  -----------  -----------
Net income..............................  $   509,000  $ 2,355,000  $ 5,680,000
                                          ===========  ===========  ===========
Net income (loss) per common share:
  Continuing operations.................  $     (0.36) $     (0.30) $      0.31
  Discontinued operations...............         0.42         0.56         0.23
                                          -----------  -----------  -----------
Net income per common share.............  $      0.06  $      0.26  $      0.54
                                          ===========  ===========  ===========
Weighted average number of common shares
 used in computing net income (loss) per
 common share outstanding...............    9,065,485    9,118,439   10,662,043
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AXENT TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                              COMMON STOCK      ADDITIONAL    CURRENCY
                          --------------------   PAID-IN     TRANSLATION   ACCUMULATED
                            SHARES    AMOUNT     CAPITAL     ADJUSTMENT      DEFICIT        TOTAL
                          ---------- --------- ------------  -----------  -------------  ------------
BALANCE, DECEMBER 31,
 1993...................   7,943,439 $ 159,000 $ 28,436,000  $ (552,000)  $ (26,685,000) $  1,358,000
Net income..............         --        --           --          --          509,000       509,000
Stock options exer-
 cised..................         950       --         2,000         --              --          2,000
Foreign currency trans-
 lation gain............         --        --           --       75,000             --         75,000
                          ---------- --------- ------------  ----------   -------------  ------------
BALANCE, DECEMBER 31,
 1994...................   7,944,389   159,000   28,438,000    (477,000)    (26,176,000)    1,944,000
Net income..............         --        --           --          --        2,355,000     2,355,000
Stock options exer-
 cised..................       9,075       --        18,000         --              --         18,000
Foreign currency trans-
 lation gain............         --        --           --       46,000             --         46,000
Spin-off of discontinued
 operations.............         --        --    (6,323,000)    392,000       4,544,000    (1,387,000)
                          ---------- --------- ------------  ----------   -------------  ------------
BALANCE, DECEMBER 31,
 1995...................   7,953,464   159,000   22,133,000     (39,000)    (19,277,000)    2,976,000
Net income..............         --        --           --          --        5,680,000     5,680,000
Issuance of common stock
 (net of costs of
 $960,000)..............   2,000,000    40,000   25,040,000         --              --     25,080,000
Stock options exer-
 cised..................     176,600     4,000      339,000         --              --        343,000
Tax benefit related to
 employee stock op-
 tions..................         --        --       397,000         --              --        397,000
Foreign currency trans-
 lation loss............         --        --           --      (28,000)            --        (28,000)
                          ---------- --------- ------------  ----------   -------------  ------------
BALANCE, DECEMBER 31,
 1996...................  10,130,064 $ 203,000 $ 47,909,000  $  (67,000)  $ (13,597,000) $ 34,448,000
                          ========== ========= ============  ==========   =============  ============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1994         1995          1996
                                        -----------  -----------  ------------
Cash flows from operating activities:
 Income (loss) from continuing
  operations..........................  $(3,273,000) $(2,695,000) $  3,285,000
Adjustments to reconcile income (loss)
to net cash provided by operating
activities:
 Depreciation and amortization........      697,000      263,000       692,000
 Write-off of purchased in-process
  research and development............    4,280,000          --            --
 Change in deferred income taxes .....          --           --       (400,000)
 Provision for losses on accounts
  receivable..........................      296,000      (18,000)      233,000
 Benefit for income taxes.............   (2,040,000)  (2,146,000)          --
 Tax benefit of stock option
  exercises...........................          --           --       (397,000)
 Amortization of discount on long-term
  debt................................          --       129,000        51,000
 (Increase) decrease in accounts
  receivable..........................   (1,003,000)  (2,565,000)       12,000
 Increase in prepaid expenses and
  other assets........................     (101,000)    (121,000)     (230,000)
 Increase in accrued liabilities and
  accounts payable....................    2,215,000      885,000     1,723,000
 Increase (decrease) in deferred
  revenue.............................    2,156,000     (616,000)      613,000
                                        -----------  -----------  ------------
  Net cash provided by (used in)
  operating activities................    3,227,000   (6,884,000)    5,582,000
  Net cash provided by discontinued
  operating activities (note 2).......    3,386,000    7,707,000       379,000
                                        -----------  -----------  ------------
 Net cash provided by operating
  activities..........................    6,613,000      823,000     5,961,000
                                        -----------  -----------  ------------
Cash flows from investing activities:
 Capital expenditures.................     (361,000)    (867,000)     (955,000)
 Proceeds from sale of Helpdesk
  business............................          --           --        300,000
 Purchase of short-term investments...          --           --    (18,629,000)
 Purchase of software.................     (865,000)         --       (900,000)
 Payments for corporate acquisition
  (note 3)............................     (964,000)  (1,833,000)     (854,000)
                                        -----------  -----------  ------------
  Net cash used in investing
  activities..........................   (2,190,000)  (2,700,000)  (21,038,000)
  Net cash provided by (used in)
  discontinued investing activities
  (note 2)............................     (780,000)   1,284,000       860,000
                                        -----------  -----------  ------------
 Net cash used in investing
  activities..........................   (2,970,000)  (1,416,000)  (20,178,000)
                                        -----------  -----------  ------------
Cash flows from financing activities:
 Proceeds from initial public offering
  of common stock (net of costs of
  $960,000)...........................          --           --     25,080,000
 Proceeds from issuance of common
  stock...............................        2,000       18,000       343,000
                                        -----------  -----------  ------------
  Net cash provided by financing
  activities..........................        2,000       18,000    25,423,000
  Net cash used in discontinued
  financing activities (note 2).......   (1,685,000)         --            --
                                        -----------  -----------  ------------
 Net cash provided by (used in)
  financing activities................   (1,683,000)      18,000    25,423,000
                                        -----------  -----------  ------------
Effect of exchange rate changes on
 cash.................................       75,000       46,000       (28,000)
                                        -----------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents.....................    2,035,000     (529,000)   11,178,000
Cash and cash equivalents, beginning
 of period............................    4,577,000    6,612,000     6,083,000
                                        -----------  -----------  ------------
Cash and cash equivalents, end of
 period...............................  $ 6,612,000  $ 6,083,000  $ 17,261,000
                                        ===========  ===========  ============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           AXENT TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  AXENT Technologies, Inc. and its subsidiaries (the "Company" or "AXENT") develop, market, license and support enterprise-wide information security solutions for client/server computing environments and provide related services. Effective December 31, 1995, the structure of AXENT was substantially altered when AXENT authorized the distribution of the preferred stock of a wholly-owned subsidiary, Raxco Software, Inc. ("Raxco") resulting in the division of the Company's operations into two separate companies. See note 2 for a discussion of the spin-off and future relationship and other divestments.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which could differ from actual results. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for these financial statements.

 Consolidation

  The accompanying consolidated financial statements include the accounts of AXENT Technologies, Inc. and its wholly-owned subsidiaries, including AXENT Technologies Limited, AXENT BV and Datamedia Corporation and its subsidiaries. These entities are collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

 Revenue Recognition

  The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the rights to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements or understandings. The Company generally ships its software on a trial basis and recognizes revenue upon acceptance of the software by the customer unless the Company has significant future obligations to the customer, in which case revenue is recognized when such obligations are satisfied. Insignificant vendor obligations are accrued upon acceptance of the product by the customer. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from the customer. The Company's revenue recognition policies for all periods presented are in conformity with the Statement of Position 91-1 "Software Revenue Recognition" promulgated by the American Institute of Certified Public Accountants.

  Fees for software porting agreements are generally recognized as revenue upon the completion of milestones specified in the agreements. Porting fees are generally included in license fee revenue.

  In addition to the direct sales effort, the Company licenses its products and provides support services to customers through a network of independent distributors, primarily in foreign countries where it has no direct presence. The Company generally records revenue from independent distributors at the net license or service fee, after deducting the corresponding independent distributor's commissions which range from 40%-75%. Product support and enhancement fees from independent distributors, net of independent distributor commissions, are recorded as deferred revenue when received and recognized ratably over the applicable contract period. Included in the financial statements are net revenues from independent distributors of $651,000, $1,211,000 and $1,930,000 in 1994, 1995 and 1996, respectively. On a gross basis, prior to deducting commissions to independent distributors, revenues from independent distributors were $1,412,000, $2,636,000 and $2,777,000 in 1994, 1995 and 1996, respectively.

                           AXENT TECHNOLOGIES, INC.

 Software Development Costs

  Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs with respect to its continuing operations.

 Net income per common share

  Net income per common share is computed on a primary and fully diluted basis and classified according to continuing or discontinued operations, using the weighted average number of shares of common stock, assuming conversion of dilutive common stock equivalent shares from common stock options and warrants. Primary and fully diluted net income per common share were equivalent for all periods presented. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the offering date of April 24, 1996 (using the treasury stock method and the public offering price of $14.00 per share) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

  Net income per common share subsequent to the Company's initial public offering is calculated in accordance with Accounting Principles Board Opinion No. 15 "Earnings per Share."

 Purchased Software

  Purchased software is recorded at the lower of cost or net realizable value. Amortization is calculated on a straight-line basis over the estimated lives of the software products, generally three years (see note 3). Amortization expense for the years ended December 31, 1995 and 1996 was $45,000 and $57,000, respectively.


                                                               DECEMBER 31,
                                                            -------------------
                                                              1995      1996
                                                            --------  ---------
   Purchased software...................................... $102,000  $ 602,000
   Accumulated amortization................................  (45,000)  (102,000)
                                                            --------  ---------
   Purchased software, net................................. $ 57,000  $ 500,000
                                                            ========  =========

  In 1996, the Company entered into an agreement with an unrelated third party to pay up to $1,500,000 for a nonexclusive license to the source code of certain security technology. Pursuant to this agreement, the Company paid the third party $900,000 of which $500,000 was an acquisition fee upon acceptance of the source code and $400,000 was a non-refundable royalty pre-payment against future royalties. The Company may be required to pay up to an additional $600,000 in royalties based on a percentage of the net revenues derived from the source code license over a three year period. The acquisition fee and royalty prepayment are included in other assets.

 Income Taxes

  Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets or liabilities are recorded to reflect the tax consequences on future years of the differences between the financial statement and income tax bases of assets and liabilities, using presently enacted tax rates. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

                           AXENT TECHNOLOGIES, INC.

 Foreign Currency Translation

  The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of December 31, 1995 and 1996. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the month the transactions occur. Translation gains and losses are included as an adjustment to stockholders' equity. Net transaction gains (losses) for the years ended December 31, 1994, 1995 and 1996 were ($4,000), $3,000, and ($22,839) respectively, and are included in the income (loss) from continuing operations.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of time and demand deposits and short-term repurchase agreements, which have original maturity dates of three months or less. As of December 31, 1995 and 1996, the Company had experienced no losses on these investments.

 Short-Term Investments

  Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to SFAS No. 115, the Company has classified its short-term securities investments as "available-for-sale" and accordingly carries such securities at aggregate fair value with unrealized gains and losses included as a component of stockholders' equity, net of tax. The Company's available-for-sale short-term investments consist primarily of certificates of deposit and government securities, all with maturities less than one year. The Company held no short-term investments at December 31, 1995. During 1996, the Company did not realize significant gains or losses on short-term investments. The Company determines the fair value of equity securities based on the market value provided by brokers/dealers, and determines the cost based on specific identification. The estimated fair value of each instrument approximates cost. Therefore, there were no unrealized gains or losses as of December 31, 1996.

  Short-term investments as of December 31, 1996, consisted of the following:

     Certificates of deposit....................................... $ 1,600,000
     Government securities.........................................  17,029,000
                                                                    -----------
                                                                    $18,629,000
                                                                    ===========

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and to a lesser extent, currencies denominated in other than U.S. dollars. The Company limits the amount of investment exposure to any one financial instrument. The Company performs on-going credit evaluations and maintains reserves for potential credit losses; historically such losses have been immaterial. The Company minimizes the amount of cash it maintains in local currencies by maintaining excess cash in U.S. dollars.

  One customer accounted for 21% of revenue in 1996. Two customers accounted for 31% of total accounts receivable at December 31, 1995.

                           AXENT TECHNOLOGIES, INC.

NOTE 2. RESTRUCTURING, DISPOSITIONS AND LIQUIDATIONS

  In mid-1994, the Company made a strategic decision to focus its business on the information security market and to divest itself of products and services unrelated to such core business.

  Effective December 31, 1995, in a transaction intended to qualify as a tax-free reorganization, the Company transferred certain operations, assets, liabilities and foreign subsidiaries to Raxco and approved the distribution of the preferred stock of such subsidiary to the Company's stockholders resulting in the division of the Company's operations into two separate companies (the "Spin-off"). The distributed operations included the sales, marketing and support operations related to the OpenVMS utility software business, leaving the Company with the sales, marketing, development and support operations associated with the information security business and ownership of the OpenVMS utility software products. The Company elected to spin-off the distributed operations because of (i) the Company's strategic focus on information security, (ii) the fundamental differences between the information security business and the OpenVMS utility software business and (iii) the capital requirements of multiple lines of businesses.

  In connection with the Spin-off, the Company and Raxco entered into an Exclusive Distributor License Agreement, an Administrative Services Agreement and a Line of Credit Loan Agreement. Pursuant to the Exclusive Distributor License Agreement, Raxco will distribute the Company's OpenVMS utility software products and pay the Company the greater of (i) a 30% royalty on the gross license and services fees related to the licensed products or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years. The Company will account for royalties in future periods as non-operating income from continuing operations. Pursuant to the Administrative Services Agreement, Raxco will pay the Company the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. Pursuant to the Line of Credit Agreement, the Company will provide a line of credit to Raxco of up to $750,000 for general working capital needs for a period of 12 months. Advances under the Line of Credit Loan Agreement will bear interest at prime plus 1% and be collateralized by all of Raxco's assets.

  For the period ended December 31, 1996, the Company recorded royalty income of $3.32 million under the Exclusive Distributor License Agreement and recorded $750,000 as an offset to general and administrative expenses related to the Administrative Services Agreement. As of December 31, 1996, there were no amounts outstanding to the Company from Raxco under the Exclusive Distributor License Agreement, Administrative Services Agreement or the Line of Credit Loan Agreement.

  For the period ended 1996, Raxco reported to the Company gross revenues of approximately $12.2 million (unaudited), which included approximately $11.1 million (unaudited) of revenues from licensing of the Company's OpenVMS utility products and a net loss of $621,000 (unaudited) for the year ended December 31, 1996.

  During 1996, one of the Company's foreign subsidiaries distributed the Company's Open VMS utility software product licensed to Raxco pursuant to the Exclusive Distributor License Agreement, in order to ensure a smooth transition of the operations and customer base to Raxco. Included in the Company's results from discontinued operations are revenues of $932,000 and expenses of $349,000 related to this understanding. This arrangement was terminated in December 1996.

  In February 1996, the Company disposed of its Helpdesk operations for approximately $2.0 million, consisting of an initial cash payment of $150,000, a non-interest bearing note of $150,000, assumption of approximately $400,000 in obligations and liabilities, and the payment of a royalty up to a maximum of $1.3 million on future gross revenues from all Helpdesk product license and maintenance fees. The Company

                           AXENT TECHNOLOGIES, INC.

transferred to the buyer the Helpdesk products and the related fixed assets and customer base. The buyer assumed all of the Company's obligations related to the Helpdesk products including obligations related to sales, marketing, support and development employees, telephone support obligations for the existing customers and the facility lease obligations. The Company recognized a $10,000 gain associated with the transaction. During 1996, the Company received $150,000 in full payment of the non-interest bearing note associated with the sale of the Helpdesk operations and recorded royalties of $48,000.

  On December 31, 1994, the Company sold its storage management products for approximately $1.0 million in cash, $2.5 million in notes receivable and the assumption of $1.5 million in certain liabilities, primarily related to customer support obligations for the storage management products. In addition, the purchaser assumed ongoing facility lease obligations of approximately $887,000, and personnel obligations associated with approximately 28 employees. The notes receivable have a stated interest rate of 8.5% and are due quarterly over a two and one-half year period. Of the notes receivable, $350,000 is contingent on the purchasers' successful completion of future software deliverables to a specific customer. This transaction resulted in a pre-tax gain of approximately $4.8 million ($4.3 million after tax), net of costs incurred in connection with the sale. The Company recognized $2.3 million of the gain in 1994 and deferred $2.5 million.

  The deferred gain was recognized as the payments on the notes were received which approximate the potential exposure and time frame of certain contractual indemnification provisions provided by the Company to the buyer for third party claims related to product ownership and performance prior to the sale or other related liabilities incurred by the Company prior to the sale. The Company recognized $860,000 of the gain in both 1995 and 1996.

  During 1994 and 1995, the Company restructured, sold or put into liquidation several wholly-owned subsidiaries and ceased direct operations in France, Germany, Switzerland, Sweden and Norway. The Company subsequently entered into distribution agreements with independent distributors to market the Company's information security products in these countries.

  For financial statement purposes, the foregoing discontinued operations (the "Discontinued Operations") have been accounted for in accordance with APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and classified as discontinued operations in the Consolidated Statement of Operations. Prior to the Spin-off, the Company and Raxco shared certain administrative functions including cash management, payroll, purchasing, distribution, employee benefit plans, insurance and administrative services. As a result, substantially all of the cash receipts of the Company and Raxco were co-mingled. Similarly, operating expenses, capital expenditures and other cash outlays were centrally disbursed and charged directly or allocated, based on relative revenue or headcount percentages, to Raxco. In the opinion of management, the Company's methods for allocating costs are reasonable. However, such allocated costs are not necessarily indicative of the costs that would have been incurred by the Company or Raxco if the Discontinued Operations had been discontinued as of the beginning of 1994. It is not practicable to determine what those costs would have been on a stand-alone basis.

                           AXENT TECHNOLOGIES, INC.

  The following table summarizes the results of Discontinued Operations for the divested operations for the years ended December 31, 1994, 1995 and 1996.

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1995        1996
                                             ----------- ----------- ----------
Net revenues:
  Open VMS utility.........................  $17,391,000 $14,313,000 $  932,000
  Storage management.......................    5,116,000      91,000        --
  Helpdesk.................................    1,723,000   2,359,000        --
                                             ----------- ----------- ----------
    Total net revenues.....................   24,230,000  16,763,000    932,000
                                             ----------- ----------- ----------
Cost of net revenues.......................    3,171,000   1,537,000     81,000
                                             ----------- ----------- ----------
Gross profit...............................   21,059,000  15,226,000    851,000
                                             ----------- ----------- ----------
Operating expenses:
  Sales and marketing......................   11,694,000   5,420,000    165,000
  Research and development.................    3,308,000   1,970,000        --
  General and administrative...............    2,514,000   1,850,000    103,000
                                             ----------- ----------- ----------
    Total operating expenses...............   17,516,000   9,240,000    268,000
                                             ----------- ----------- ----------
Income from operations.....................    3,543,000   5,986,000    583,000
Non-operating income.......................          --          --   1,756,000
Gain on sale of storage management
 products..................................    2,295,000     860,000    860,000
Interest income, net.......................       50,000     421,000        --
                                             ----------- ----------- ----------
Income before income taxes.................    5,888,000   7,267,000  3,199,000
Provision for income taxes.................    2,106,000   2,217,000    804,000
                                             ----------- ----------- ----------
Income from discontinued operations, net of
 tax.......................................  $ 3,782,000 $ 5,050,000 $2,395,000
                                             =========== =========== ==========

  The following table summarizes the identifiable net assets and liabilities related to the Discontinued Operations included in the accompanying Consolidated Balance Sheets as of December 31, 1995 and 1996. Pursuant to the terms of the Spin-off, the Company retained and has remaining the following identifiable assets and liabilities of the Discontinued Operations at December 31, 1995 and 1996, respectively.

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
Accounts receivable.................................. $ 3,058,000  $   109,000
Notes receivable.....................................   1,108,000    1,009,000
Other current assets.................................     181,000       55,000
Long-term notes receivable...........................     780,000          --
                                                      -----------  -----------
  Total assets....................................... $ 5,127,000  $ 1,173,000
                                                      -----------  -----------
Accrued liabilities and accounts payable............. $(1,062,000) $  (356,000)
Deferred gain........................................    (860,000)    (780,000)
Deferred revenue.....................................  (3,744,000)    (200,000)
Long-term deferred gain..............................    (780,000)         --
                                                      -----------  -----------
  Total liabilities.................................. $(6,446,000) $(1,336,000)
                                                      -----------  -----------
Net identifiable liabilities......................... $(1,319,000) $  (163,000)
                                                      ===========  ===========

  In connection with the Spin-off, the Company transferred to Raxco certain identifiable assets and foreign operations and made certain accruals for anticipated costs associated with the Spin-off. These transfers resulted in contributions to Raxco of additional paid in capital, currency translation adjustments and accumulated deficit of approximately $6.3 million, $392,000 and $4.5 million, respectively.

                            AXENT TECHNOLOGIES, INC.

  The following table summarizes the Statement of Cash Flows related to the Discontinued Operations included in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

                                               YEAR ENDED DECEMBER, 31
                                         -------------------------------------
                                            1994         1995         1996
                                         -----------  -----------  -----------
Cash flows from discontinued operating
 activities:
  Income from discontinued operations..  $ 3,782,000  $ 5,050,000  $ 2,395,000
Adjustments to reconcile income to net
 cash provided by operating activities:
  Depreciation and amortization........    1,017,000      900,000          --
  Gain on sale of storage management
   products............................   (2,295,000)    (860,000)    (860,000)
  Provision for losses on accounts
   receivable..........................      573,000          --           --
  Provision for income taxes...........    2,040,000    2,146,000          --
  (Increase) decrease in accounts
   receivable..........................     (649,000)   3,038,000    2,949,000
  (Increase) decrease in other assets..     (122,000)     338,000      126,000
  Decrease in accrued liabilities and
   accounts payable....................   (1,715,000)  (2,091,000)    (706,000)
  Increase (decrease) in deferred
   revenue.............................      755,000     (781,000)  (3,544,000)
  Interest accrued on note receivable..          --       (33,000)      19,000
                                         -----------  -----------  -----------
Net cash provided by operating
 activities............................  $ 3,386,000  $ 7,707,000  $   379,000
                                         ===========  ===========  ===========
Cash flows from discontinued operations
 investing activities:
  Capitalization of computer software
   development costs...................  $  (400,000)         --           --
  Proceeds from sale of assets.........      136,000          --           --
  Proceeds from sale of storage
   management products.................       75,000  $ 1,570,000  $   860,000
  Capital expenditures.................     (591,000)    (286,000)         --
                                         -----------  -----------  -----------
Net cash (used in) provided by
 investing activities..................  $  (780,000) $ 1,284,000  $   860,000
                                         ===========  ===========  ===========
Cash flows from discontinued operations
 financing activities:
  Principal payments on notes payable..  $(1,685,000)         --           --
                                         -----------  -----------  -----------
Net cash used in financing activities..  $(1,685,000) $       --   $       --
                                         ===========  ===========  ===========

                           AXENT TECHNOLOGIES, INC.

NOTE 3. ACQUISITION OF DATAMEDIA CORPORATION

  On December 9, 1994, the Company acquired all of the outstanding shares of Datamedia Corporation ("Datamedia") for up to $5.0 million in a transaction accounted for using the purchase method. The acquisition provided for an initial payment of $2.5 million less certain deductible costs, with two additional $1.0 million payments due December 9, 1995 and December 9, 1996, respectively (see note 5). The agreement also provided for up to $500,000 in royalty payments at 10% of product license revenues through December 31, 1995, payable on or before March 31, 1996. The Company evaluated the assets of Datamedia and allocated and expensed as a one-time charge $4.3 million to write-off purchased in-process research and development costs of a future product based on the determination of the future product's net present value. The Company used a discounted cash flow model to determine the valuation of the product. At the time of the purchase, management determined that the purchased in-process research and development had not reached technological feasibility and there was no alternative future use for this technology. Accordingly, this purchased in-process research and development was written off as of December 31, 1994. The remaining purchase price was allocated to existing net assets and purchased software costs of $548,000 and $102,000, respectively. Existing net assets included $639,000 of cash and cash equivalents. The operating results of Datamedia have been included in the Consolidated Statement of Operations since the date of acquisition.

NOTE 4. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1995        1996
                                                         ----------  ----------
Leasehold improvements.................................. $  144,000  $  176,000
Computer equipment......................................  2,379,000   2,904,000
Furniture and fixtures..................................  1,055,000     630,000
                                                         ----------  ----------
                                                          3,578,000   3,710,000
Less accumulated depreciation and amortization.......... (2,481,000) (2,293,000)
                                                         ----------  ----------
Property and equipment, net............................. $1,097,000  $1,417,000
                                                         ==========  ==========

  Property and equipment are stated at cost. Depreciation and amortization are calculated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation expense amounted to approximately $132,000, $212,000 and $635,000 for 1994, 1995 and 1996,
respectively. The principal estimated useful lives range from three to five years for computer equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic useful life or the terms of the respective lease.

NOTE 5. LONG-TERM DEBT

  Long-term debt as of December 31, 1995 consisted of the following:

Notes payable to former Datamedia stockholders....................... $ 900,000
Less current portion.................................................  (900,000)
                                                                      ---------
Long-term portion.................................................... $     --
                                                                      =========

                           AXENT TECHNOLOGIES, INC.

  In connection with the Datamedia acquisition in 1994 (see note 3), the Company recorded the two additional non-interest bearing $1.0 million notes due to the former Datamedia stockholders on December 9, 1995 and December 9, 1996 at a discounted value. The discounted value reflected a 7.5% imputed interest rate. The Datamedia notes were collateralized by substantially all of the assets of the Company, subordinated to the interest of the Bank of Boston (the "Bank").

  During 1995, the Company paid former Datamedia stockholders $1,833,000, consisting of $672,000 relating to the initial payment of $2.5 million, $932,000 relating to the $1.0 million installment due December 9, 1995, accrued interest of $64,000 and $165,000 relating to the rights of certain former Datamedia stockholders to receive their portion of the December 1996 $1.0 million payment and the March 1996 royalty-related payment. The negotiated, discounted prepayment of 1996 amounts due resulted in a savings of $52,000 to the Company. Included in the notes payable balance as of December 31, 1995 is $65,000 related to accrued interest. During 1996, the Company paid $854,000 of the $900,000 note payable related to the Datamedia acquisition. The $854,000 consisted of $137,000 relating to the royalty liability due March 31, 1996 and $717,000 relating to the final installment due December 9, 1996. The remaining $46,000 related to accrued but unpaid transaction fees were reclassified to accrued liabilities and accounts payable.

  The Company had a revolving credit facility commitment with the Bank for up to $2.5 million, of which approximately $2.4 million was available as of December 31, 1995. Any outstanding balance of the revolving credit facility bears interest at the Bank's base rate plus 0.25%. In 1996, the revolving credit facility commitment with the Bank expired. There were no amounts outstanding under the revolving credit facility at the time of expiration.

  In 1995, the Company issued a letter of credit for 100,000 Deutschemarks, approximately $70,000, related to undelivered service obligations for a customer. Due to the liquidation of the Company's German subsidiary, such letter of credit was redeemed by the customer in January 1996 and the Company was relieved of its service obligation.

  Total interest expense was $51,000 in 1996, $129,000 in 1995 and zero in 1994. Interest expense in 1995 and 1996 relates solely to the imputed interest on the notes payable to former Datamedia stockholders.

NOTE 6. DEVELOPER ROYALTIES

  The Company has royalty agreements with a developer for certain VMS utility products. The revenues derived from such products accounted for approximately 55% of revenues from Discontinued Operations in 1995. These agreements provide for royalty payments to the developer of a percentage of the net product license fees (gross revenues excluding product support and enhancement fees less appropriate deductions such as independent distributor commissions) upon receipt of payment by the Company (see note 2). During 1994 and 1995 the Company incurred royalties of $642,000 and $488,000, respectively which are included in discontinued operations. Following the Spin-off, Raxco became the exclusive distributor for these products and has assumed full responsibility for the payment of royalties due the developer. Accordingly, no royalty expense was incurred in 1996 by the Company.

                           AXENT TECHNOLOGIES, INC.

NOTE 7. ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

  Accrued liabilities and accounts payable consist of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1995       1996
                                                           ---------- ----------
Accounts payable, accrued expenses........................ $1,794,000 $3,217,000
Accrued payroll, bonus and vacation.......................  1,022,000  2,127,000
Accrued royalties and commissions.........................    617,000    863,000
Spin-off, merger and other................................    977,000        --
Subsidiary liquidation and restructuring..................    625,000    154,000
                                                           ---------- ----------
                                                           $5,035,000 $6,361,000
                                                           ========== ==========

  Spin-off, merger, liquidation and restructuring costs are management's best estimate of the accounting, legal, personnel and transaction costs to be incurred by the Company related to these activities. The amounts the Company will ultimately incur could differ from the amounts accrued in arriving at net income.

NOTE 8. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases office space under operating leases expiring through 2015. A majority of the leases contain escalation clauses tied to Consumer Price Index changes, which provide for increases in base rental to recover increases in future operating costs. The future minimum rental payments shown below include base rentals, exclusive of any future escalation. Rent expense is recognized ratably over the period of occupancy for these leases. Rent expense amounted to approximately $722,000, $779,000 and $872,000 for 1994, 1995 and 1996, respectively.

  The future minimum payments under non-cancelable lease agreements as of December 31, 1996, are as follows:

YEAR ENDING DECEMBER 31,
------------------------
  1997............................................................... $1,115,000
  1998...............................................................  1,027,000
  1999...............................................................    746,000
  2000...............................................................    529,000
  2001...............................................................    327,000
  Thereafter.........................................................    902,000
                                                                      ----------
                                                                      $4,646,000
                                                                      ==========

 Legal Proceedings

  The Company is subject to legal proceedings and claims which are in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position or results of operations of the Company.

                           AXENT TECHNOLOGIES, INC.

NOTE 9. COMMON STOCK

  At December 31, 1995, the Company was authorized to issue 10,000,000 shares of common stock, with a par value of $0.02 per share and had outstanding warrants to purchase 30,000 common shares with an exercise price of $1.40. In January 1996, the Board of Directors adopted an amended and restated Certificate of Incorporation which increased the authorized capitalization of the Company from 10,000,000 shares of common stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. During 1996, the 30,000 warrants were exercised.

  In April 1996, the Company filed a registration statement with the Securities and Exchange Commission and sold 2,000,000 shares of its common stock to the public. Under that registration statement, certain non-officer stockholders of the Company also sold 990,000 shares to the public, which included 390,000 shares to cover over-allotments. After the registration statement became effective, the initial public offering closed resulting in proceeds to the Company of approximately $25.08 million, net of approximately $1.96 million and $960,000 in underwriting fees and offering expenses, respectively. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

NOTE 10. STOCK OPTION PLANS

  The Company has adopted certain fixed stock option plans. The Employee Stock Option Plan (the "Employee Plan") provides for 2,501,714 shares of common stock to be issued. The Employee Plan provides for grants to employees, consultants, directors and advisors. Of the authorized shares under the Employee Plan, options for 1,555,900 shares are outstanding; 287,017 shares have been issued; and 658,797 shares are available for future grants. The 1996 Directors' Stock Option Plan (the "Director Plan") allows for the granting of up to 200,000 options to directors of the Company who are not employees of the Company. There have been no option issuances under the Director Plan in 1996. The exercise price of each option equals the market price of the Company's stock as determined on the date of grant and the option's maximum term ranges from seven to ten years. Options are granted throughout the year and vest over a period of four to five years.

                           AXENT TECHNOLOGIES, INC.

  Option activity for 1994, 1995 and 1996 is summarized as follows:

                                                                   WEIGHTED-
                                           NUMBER                   AVERAGE
                                         OF OPTIONS  PRICE RANGE EXERCISE PRICE
                                         ----------  ----------- --------------
     Outstanding, December 31, 1993..... 1,183,263   $1.40- 3.00       --
       Granted..........................   195,800    3.00- 3.00       --
       Exercised........................      (950)   1.70- 2.50       --
       Canceled.........................  (104,080)   1.40- 3.00       --
                                         ---------   -----------     -----
     Outstanding, December 31, 1994..... 1,274,033    1.40- 3.00     $2.13
                                         ---------   -----------     -----
       Granted..........................   161,100    3.00- 4.00      3.63
       Exercised........................    (9,075)   1.40- 3.00      2.00
       Canceled.........................  (142,358)   1.40- 4.00      2.93
                                         ---------   -----------     -----
     Outstanding, December 31, 1995..... 1,283,700    1.40- 4.00     $2.23
                                         ---------   -----------     -----
       Granted..........................   463,500   10.00-15.00     11.82
       Exercised........................  (146,600)   1.40- 4.00      2.04
       Canceled.........................   (44,700)   1.70-12.00      6.87
                                         ---------   -----------     -----
     Outstanding, December 31, 1996 .... 1,555,900   $1.40-15.00     $4.97
                                         =========   ===========     =====

  Stock options for 760,776, 909,713 and 973,450 shares were vested and exercisable as of December 31, 1994, 1995 and 1996, respectively. The weighted average fair value of options granted for 1995 and 1996 were $0.69 and $6.11, respectively. The weighted average fair value of options vested and exercisable as of December 31, 1995 and 1996 were $1.92 and $2.27, respectively.

  The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                          ------------------------------------------ ----------------------------
                                         WEIGHTED-AVG.
                          NUMBER SHARES    REMAINING                 NUMBER SHARES
                          OUTSTANDING AT  CONTRACTUAL  WEIGHTED-AVG. EXERCISABLE AT WEIGHTED-AVG.
RANGE OF EXERCISE PRICES     12/31/96        LIFE       EXER. PRICE     12/31/96     EXER. PRICE
------------------------  -------------- ------------- ------------- -------------- -------------
$ 1.40 to  1.70.........      481,725     1.99 years      $ 1.45        479,985        $ 1.45
$ 2.50 to  4.00.........      634,475     3.90              2.83        465,715          2.66
$10.00 to 15.00.........      439,700     6.45             11.92         27,750         10.00
                            ---------     ----------      ------        -------        ------
                            1,555,900     4.06 years      $ 4.97        973,450        $ 2.27
                            =========     ==========      ======        =======        ======

  During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected the disclosure-only alternative for stock based employee compensation which requires the disclosure of pro forma net income or loss and per share amounts using the fair-value based method. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                              1995       1996
                                                           ---------- ----------
     Net income
       As reported........................................ $2,355,000 $5,680,000
       Pro forma.......................................... $2,342,000 $4,985,000
     Earnings per share
       As reported........................................ $     0.26 $     0.54
       Pro forma.......................................... $     0.26 $     0.47

                           AXENT TECHNOLOGIES, INC.

  For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996 respectively: divided yield of 0% for all grants; expected volatility of 0 and 65 percent; risk-free interest rates of 6.09 and 6.14 percent; and expected lives of 3.5 years for each grant.

NOTE 11. INCOME TAXES

  The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax assets. During 1996, a portion of the valuation allowance for the deferred tax assets was released as a result of the Company's profitable operations, which established a deferred tax asset in the amount of $400,000 as of December 31, 1996. Management believes that it is more likely than not that this deferred tax asset will be realized.

  The Company files a consolidated tax return in the United States with its U.S. subsidiaries. Deferred income taxes have been established by each entity based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

  The components of the provision (benefit) for income taxes included in the Consolidated Statements of Operations are as follows:

                                               YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  ----------
Continuing Operations
 Current provision (benefit)
  Federal................................ $(1,900,000) $(1,999,000) $1,331,000
  State..................................    (140,000)    (147,000)    228,000
                                          -----------  -----------  ----------
Total current provision (benefit) from
 continuing operations................... $(2,040,000) $(2,146,000) $1,559,000
                                          ===========  ===========  ==========

 Deferred provision (benefit)
  Federal............................... $       --   $       --   $ (370,000)
  State.................................         --           --      (30,000)
                                         -----------  -----------  ----------
Total deferred benefit from continuing
 operations............................. $       --   $       --   $ (400,000)
                                         ===========  ===========  ==========
Total provision (benefit) from
 continuing operations.................. $(2,040,000) $(2,146,000) $1,159,000
                                         ===========  ===========  ==========

  The Company's effective tax rate on pre-tax income (loss) from continuing operations differs from the U.S. federal statutory tax rate as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994       1995      1996
                                                 --------   --------   -------
U.S. federal statutory rate.....................   (34.00)%   (34.00)%   34.00%
Increase (decrease) in rates resulting from
  State taxes...................................     (2.5)      (2.5)      4.4
  Permanent differences.........................      0.1        1.0      (0.6)
  Write-off of purchased in process R&D.........     22.9        --        --
  Foreign losses not benefited..................      --         --       16.0
  Foreign income not subject to tax.............     (0.3)      (5.0)      --
  Change in valuation allowance for deferred tax
   asset .......................................    (24.6)      (3.8)    (27.7)
                                                 --------   --------   -------
  Effective tax rate............................   (38.40)%   (44.30)%   26.10%
                                                 ========   ========   =======

                           AXENT TECHNOLOGIES, INC.

  Deferred tax assets (liabilities) are included in other assets and are comprised of the following:

                                      YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                                 1995                        1996
                         ----------------------  ------------------------------
                           FEDERAL      STATE     FEDERAL    STATE     FOREIGN
                         -----------  ---------  ---------  --------  ---------
Current deferred assets
  Accrued expenses...... $   269,000  $  32,000  $ 252,000  $ 31,000  $     --
  Deferred rent.........      27,000      3,000        --        --         --
  Deferred revenue......     471,000     54,000    157,000    20,000        --
  Reserves..............     364,000     46,000    242,000    30,000        --
                         -----------  ---------  ---------  --------  ---------
    Total current
     deferred assets....   1,131,000    135,000    651,000    81,000        --
                         -----------  ---------  ---------  --------  ---------
Non-current deferred
 assets
  Depreciation and
   amortization.........     207,000     32,000     53,000     7,000        --
  Net operating loss....     596,000        --         --        --     632,000
  State tax effect......     (57,000)       --     (30,000)      --         --
  Credits...............     569,000        --     471,000       --         --
                         -----------  ---------  ---------  --------  ---------
    Total non-current
     deferred assets....   1,315,000     32,000    494,000     7,000    632,000
                         -----------  ---------  ---------  --------  ---------
Gross deferred tax
 assets.................   2,446,000    167,000  1,145,000    88,000    632,000
Valuation allowance.....  (2,446,000)  (167,000)  (775,000)  (58,000)  (632,000)
                         -----------  ---------  ---------  --------  ---------
Net deferred tax
 assets................. $       --   $     --   $ 370,000  $ 30,000  $     --
                         ===========  =========  =========  ========  =========

  As of December 31, 1996, the Company has an alternative minimum tax credit in the amount of $200,000 and general business credits of approximately $271,000, which expire between 1997 and 2006. The Company also has a foreign loss carryover from continuing and discontinued operations in the amount of $1,271,000, which does not expire.

NOTE 12. 401(K) RETIREMENT PLANS

  The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan") which is qualified under section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) Plan, eligible participants, which include all full-time U.S. employees, may elect to contribute a percentage of their annual gross compensation to the 401(k) Plan. Contributions to the 401(k) Plan by the Company are discretionary. For the years ended December 31, 1994, 1995 and 1996, the Company did not contribute to the 401(k) Plan.

  The Company also sponsors a voluntary defined contribution retirement plan (the "UK Plan") for certain employees in the United Kingdom. Employees may elect to contribute a percentage of their annual gross compensation to the UK Plan. Employer contributions to the UK Plan are required for all participating employees at 3% of their base salary. Contributions to the plan were $25,000, $4,500 and $1,500 for the years ended December 31, 1994, 1995 and 1996, respectively,

  In conjuunction with the Datamedia acquisition (see note 3), the Company acquired an additional 401(k) plan established for the benefit of the Datamedia employees. All employee/employer contributions to such plan ceased effective December 31, 1994. The Company is in the process of terminating this plan.

                           AXENT TECHNOLOGIES, INC.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental disclosures of certain tax and interest information as well as non-cash investing and financing activities include the following:

 1994

  The Company received $2.5 million in notes receivable as part of the sale of its storage management products. In connection with the Datamedia acquisition, the Company issued notes payable for $2,817,000 (see note 5).

  Cash paid for interest associated with discontinued operations was $100,000.

  Cash paid for income taxes associated with discontinued operations was $66,000.

 1995

  In connection with the Spin-off of the OpenVMS utility software business, the Company made certain accruals and transferred certain identifiable assets and foreign operations to Raxco in the amount of $1,387,000 (see note 2).

  Cash paid for income taxes associated with discontinued operations was $71,000.

 1996

  Cash paid for income taxes associated with continuing and discontinued operations was $784,000 and $30,000, respectively. Cash paid for interest associated with continuing operations was $114,000.

NOTE 14. FOREIGN OPERATIONS

  The Company operates primarily in the United States and Europe. Summary information related to these operations is as follows:

                                                        DECEMBER 31,
                                             -----------------------------------
                                                1994        1995        1996
                                             ----------- ----------- -----------
Net Revenues
  United States............................. $ 5,701,000 $10,687,000 $16,801,000
  International.............................   2,893,000   4,041,000   5,296,000
                                             ----------- ----------- -----------
                                             $ 8,594,000 $14,728,000 $22,097,000
                                             =========== =========== ===========
Total Assets
  United States............................. $ 8,408,000 $10,257,000 $42,820,000
  International.............................   1,601,000   2,389,000   1,181,000
                                             ----------- ----------- -----------
                                             $10,009,000 $12,646,000 $44,001,000
                                             =========== =========== ===========

                           AXENT TECHNOLOGIES, INC.

NOTE 15. SUBSEQUENT EVENT

  On January 6, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") under which the Company will issue a maximum of 1,550,000 common shares in exchange for all outstanding preferred and common stock of AssureNet Pathways, Inc. ("AssureNet"). In addition, the Company will assume all of the AssureNet options and warrants outstanding at the consummation of the merger. The Company also entered into a Management Agreement with AssureNet under which the Company actively manages the day to day operations from the effective date of the Merger Agreement. On January 23, 1997, the Company filed a Form S-4 with the Securities and Exchange Commission to register the shares to be issued under the Merger Agreement.

  AssureNet is a leading provider of network security products and services that protect enterprise networks, including local area networks, wide area networks and internal networks based on non-proprietary communications protocols.

  The transaction will be accounted for under the purchase method. The purchase price, approximately $32 million, will include the value of shares exchanged, net liabilities assumed and other costs associated with the transaction and will be allocated among AssureNet's assets based on fair market value. A significant portion of the purchase price will be allocated to in-process research and development costs which will result in a one-time charge to earnings of the Company of approximately $28 million (unaudited). The acquisition is expected to be completed in the first quarter of 1997.

Exhibit Number         Description
--------------         -----------

    3.1*          Amended and Restated Certificate of Incorporation of the
                  Company.
    3.2+          Amended and Restated Bylaws of the Company.
    4.1*          Specimen stock certificate for shares of Common Stock of the
                  Company.
   10.1*          The Company's 1991 Amended and Restated Stock Option Plan.
   10.2**         The Company's 1996 Amended and Restated Stock Option Plan.
   10.3**         The Company's 1996 Amended and Restated Directors' Stock
                  Option Plan.
   10.7*          Registration Rights Agreement dated as of December 10, 1992, by and among the Company and the parties thereto.
   10.7.1**       Amendment No. 1 to Registration Rights Agreement dated as of
                  February 26, 1997, by and among the Company and the parties thereto.
   10.8*          Settlement Agreement effective as of September 13, 1991, by and among the Company and the parties thereto.
   10.9*          Form of Indemnification Agreement between the Company and its directors and executive officers.
   10.10*         Agreement of Merger dated as of November 17, 1994, among
                  the Company, Datamedia Corporation and Raxco Acquisition
                  Corporation.
   10.11*         Lease Agreement dated as of September 6, 1995, by and between
                  Research Grove Associates and the Company.
   10.12*         Lease of Real Property dated as of March 7, 1995, by and
                  between TNK Associates and the Company.
   10.13*         Deed of Lease dated as of March 14, 1995 by and between Bill
                  Harris Music, Inc. and the Company.
   10.14*         Agreement dated as of December 30, 1987, by and between the
                  Company and William R. Davy.

       10.15*    Agreement dated as of September 20, 1990, by and between the
                 Company and William R. Davy.
       10.16*    Agreement dated as of November 7, 1991, by and between the
                 Company and William R. Davy.
       10.17*    Severance Arrangement for Richard A. Lefebvre, dated
                 October 16, 1992.
       10.18*    Severance Arrangement for John C. Becker, dated October 16,
                 1992.
       10.19*    Severance Arrangement for Brett Jackson, dated October 16,
                 1992.
       10.20*    The Company's Officer/Vice President Severance Policy.
       10.21*    Exclusive Distributor License Agreement, effective as of
                 December 31, 1995, between the Company and Raxco Software, Inc.
       10.22*    Administrative Services Agreement, effective as of December 31,
                 1995, between the Company and Raxco Software, Inc.
       10.23*    Line of Credit Loan Agreement, effective as of December 31,
                 1995, between the Company and Raxco Software, Inc.
       10.24*    Agreement and Plan of Separation, effective as of December 31,
                 1995, between the Company and Raxco Software, Inc.
       10.28*    Purchase Agreement, date as of February 29, 1996, by and
                 between the Company and Silvon Software, Inc.
       10.29**   Amended Agreement and Plan of Merger among the Company,
                 Axquisition, Inc., and AssureNet Pathways, Inc, dated as of
                 January 6, 1997 and amended February 26, 1997.
       11.1++    Statement of computation of loss per share.
       21.1*     Subsidiaries of the Registrant.
       23.1++    Consent of Coopers & Lybrand L.L.P. and opinion on certain financial data schedules.
       24.1++    Power of Attorney (included in signature pages).

       Schedule  Description
                 -----------
       II. ++    Valuation and Qualifying Accounts

                 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

--------------------------------------------------------------------------------

    * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
   ** Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
    + Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
   ++     Filed herewith.

(b)    Reports on Form 8-K

          None.

(c)    Exhibits

          The exhibits required by this Item are listed under Item 14(a)(3).

(d)    Financial Statement Schedule

          The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on the 27th day of March, 1997.

                                 AXENT TECHNOLOGIES, INC.



                                 By: /s/ John C. Becker
                                     -------------------------------------
                                     John C. Becker
                                     President, Chief Operating Officer
                                     and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints John C. Becker and Edwin M. Martin, Jr., and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments and post-effective amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

          Signature                        Title                 Date
          ---------                        -----                 ----

/s/ Richard A. Lefebvre                 Chief Executive          March 27, 1997
----------------------------------      Officer, Chairman of
         Richard A. Lefebvre            the Board and Director
                                        (Principal Executive
                                        Officer)

/s/ John C. Becker                      President, Chief         March 27, 1997
----------------------------------      Operating Officer
         John C. Becker                 and Director


/s/ Robert B. Edwards, Jr.              Vice President           March 27, 1997
----------------------------------      Chief Financial
         Robert B. Edwards, Jr.         Officer and
                                        Treasurer (Principal
                                        Financial and
                                        Accounting Officer)

/s/ Gabriel A. Battista                 Director                 March 24, 1997
----------------------------------
         Gabriel A. Battista

/s/ Richard A. Hosley II                  Director               March 27, 1997
----------------------------------
         Richard A. Hosley II

/s/ Jacqueline C. Morby                   Director               March 27, 1997
----------------------------------
         Jacqueline C. Morby

                                          Director               March __, 1997
----------------------------------
         Arthur C. Patterson

                                          Director               March __, 1997
----------------------------------
         Richard W. Smith

/s/ John F. Burton                        Director               March 27, 1997
----------------------------------
         John F. Burton

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1994, 1995 and 1996

                                                      Balance at        Additions                             Balance at
                                                     Beginning of      Charged to                               End of
        Description                                     Period          Expenses          Deductions            Period
        -----------                                  ------------      ----------         ----------          ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1994..................................     138,000         296,000           $ (214,000)           220,000
December 31, 1995..................................     220,000         (18,000)              95,000            297,000
December 31, 1996..................................     297,000         233,000             (212,000)           318,000

DEFERRED TAX ASSET VALUATION ACCOUNT
December 31, 1994..................................   5,349,000             --            (2,823,000)         2,526,000
December 31, 1995..................................   2,526,000             --               (87,000)         2,613,000
December 31, 1996..................................   2,613,000             --            (1,148,000)         1,465,000


                           AXENT TECHNOLOGIES, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX


Exhibit   Description
-------   -----------
  3.1*    Amended and Restated Certificate of Incorporation of the Company.
  3.2+    Amended and Restated Bylaws of the Company.
  4.1*    Specimen stock certificate for shares of Common Stock of the Company.
 10.1*    The Company's 1991 Amended and Restated Stock Option Plan.
 10.2**   The Company's 1996 Stock Option Plan.
 10.3**   The Company's 1996 Directors' Stock Option Plan.
 10.7*    Registration Rights Agreement dated as of December 10, 1992, by and among the Company and the parties thereto.
 10.7.1** Amendment No. 1 to Registration Rights Agreement dated as of
          February 26,1997, by and among the Company and the parties thereto.
 10.8*    Settlement Agreement effective as of September 13, 1991, by and among the Company and the parties thereto.
 10.9*    Form of Indemnification Agreement between the Company and its directors and executive officers.
 10.10*   Agreement of Merger dated as of November 17, 1994, among the Company,
          Datamedia Corporation and Raxco Acquisition Corporation.
 10.11*   Lease Agreement dated as of September 6, 1995, by and between Research
          Grove Associates and the Company.
 10.12*   Lease of Real Property dated as of March 7, 1995, by and between TNK
          Associates and the Company.
 10.13*   Deed of Lease dated as of March 14, 1995 by and between Bill Harris
          Music, Inc. and the Company.
 10.14*   Agreement dated as of December 30, 1987, by and between the Company and William R. Davy.
 10.15*   Agreement dated as of September 20, 1990, by and between the Company and William R. Davy.
 10.16*   Agreement dated as of November 7, 1991, by and between the Company and
          William R. Davy.
 10.17*   Severance Arrangement for Richard A. Lefebvre, dated October 16, 1992.
 10.18*   Severance Arrangement for John C. Becker, date October 16, 1992.
 10.19*   Severance Arrangement for Brett Jackson, dated October 16, 1992.
 10.20*   The Company's Officer/Vice President Severance Policy.
 10.21*   Exclusive Distributor License Agreement, effective as of December 31,
          1995, between the Company and Raxco Software, Inc.
 10.22*   Administrative Services Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.
 10.23*   Line of Credit Loan Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.
 10.24*   Agreement and Plan of Separation, effective as of December 31, 1995, between the Company and Raxco Software, Inc.
 10.28*   Purchase Agreement, dated as of February 29, 1996, by and between the
          Company and Silvon Software, Inc.



    10.29**        Amended Agreement and Plan of Merger among the Company,
                   Axquisition, Inc., and AssureNet Pathways, Inc., dated as of
                   January 6, 1997 and amended February 26, 1997.
    11.1++         Statement of computation of loss per share.
    21.1*          Subsidiaries of the Registrant.
    23.1++         Consent of Coopers & Lybrand L.L.P. and opinion on certain financial data schedules.
    24.1++         Power of Attorney (included in signature pages).

    Schedule Description
    --------------------

    II. ++         Valuation and Qualifying Accounts.

--------------------------------------------------------------------------------
*           Previously filed as an exhibit to the Company's Registration
            Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
**          Previously filed as an exhibit to the Company's Registration
            Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
+           Previously filed as an exhibit to the Company's Quarterly Report on
            Form 10-Q for the Quarter Ended September 30, 1996.
++          Filed herewith.