Form 10-Q
period 1997-03-31
AXENT TECHNOLOGIES INC
filed 1997-05-15
CIK 1007997

--------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

(Mark One)

_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended March 31, 1997

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

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______

As of April 30, 1997, there were 10,232,814 shares outstanding of the Registrant's Common Stock, par value $.02 per share, excluding 1,550,000 shares reserved for issuance related to the acquisition of AssureNet Pathways, Inc.

--------------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Condensed Consolidated Balance Sheets as of                         4
          March 31, 1997 and December 31, 1996

          Condensed Consolidated Statements of Operations                     5
          for the three months ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows for the             6
          three months ended March 31, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of                            10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   17

PART I.  FINANCIAL INFORMATION

Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below for the three month periods ended March 31, 1997 and 1996 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1996, which are included in the Company's Form 10-K as filed with the SEC on March 28, 1997.

                            AXENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                                   March 31,
                                               December 31,          1997
                                                   1996           (unaudited)
                                             ----------------  -----------------
ASSETS

Current assets:
   Cash and cash equivalents                     $  17,261          $  16,086
   Short-term investments                           18,629             18,343
   Accounts receivable, net                          4,826              5,060
   Prepaid expenses and other current assets           568                807
                                             ----------------  -----------------
      Total current assets                          41,284             40,296
                                             ----------------  -----------------

Purchased software                                     500              1,736
Property and equipment, net                          1,417              2,314
Other assets                                           800                844
                                             ----------------  -----------------
      Total assets                               $  44,001          $  45,190
                                             ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities      $   6,361          $   8,681
   Deferred revenue                                  3,029              4,286
   Net identifiable (assets) liabilities
      from discontinued operations                     163                (45)
                                             ----------------  -----------------
      Total liabilities                              9,553             12,922
                                             ----------------  -----------------

Stockholders' equity:
   Common stock, par value $0.02: 10,130,064 and
      11,707,214 shares issued, respectively           203                235
   Additional paid-in capital                       47,909             72,416
   Accumulated deficit                             (13,597)           (40,282)
   Cumulative currency translation adjustments         (67)              (101)
                                             ----------------  -----------------
      Total stockholders' equity                    34,448             32,268
                                             ----------------  -----------------
      Total liabilities and stockholders'
      equity                                     $  44,001          $  45,190
                                             ================  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                   1996              1997
                                             ----------------  -----------------

Net revenues:
   Product licenses                              $   2,674          $   5,915
   Maintenance and support services                  1,015              1,816
   Consulting services                                 393                424
                                             ----------------  -----------------
      Total net revenues                             4,082              8,155
                                             ----------------  -----------------

Cost of net revenues:
   Product licenses                                    111                509
   Maintenance and support services                    195                365
   Consulting services                                  76                 60
                                             ----------------  -----------------
      Total cost of net revenues                       382                934
                                             ----------------  -----------------

Gross profit                                         3,700              7,221

Operating expenses:
   Sales and marketing                               2,813              4,292
   Research and development                          1,084              1,897
   General and administrative                          557                784
   Write-off of purchased in-process
      research and development                         ---             27,632
                                             ----------------  -----------------
      Total operating expenses                       4,454             34,605
                                             ----------------  -----------------

Loss from continuing operations before
   royalties, interest, and taxes                     (754)           (27,384)
                                             ----------------  -----------------

   Royalty income                                      800                658
   Interest income                                      72                369
   Income tax provision                                (35)              (501)
                                             ----------------  -----------------

Income (loss) from continuing operations                83            (26,858)

Income from discontinued operations                  1,027                173
                                             ----------------  -----------------

Net income                                       $   1,110          $ (26,685)
                                             ================  =================

Net income (loss) per common share:
   Continuing operations                         $    0.01          $   (2.12)
   Discontinued operations                       $    0.11          $    0.01
                                             ----------------  -----------------

Net income per common share                      $    0.12          $   (2.11)
                                             ================  =================

Weighted average number of common shares
   used in computing net income per common
   share in (000's)                                  9,101             12,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                   1996              1997
                                             ----------------  -----------------

CASH INFLOWS (OUTFLOWS)

Operating activities:
   Net income (loss) from continuing
      operations                                 $      83          $ (26,858)
   Non-cash items:
      Depreciation and amortization                    143                335
      Write-off of purchased in-process
        research and development                       ---             27,632
      Change in assets and liabilities              (1,708)            (1,596)
                                             ----------------  -----------------
   Net cash provided/(used) by continuing
      operations                                    (1,482)              (487)
   Net cash provided/(used) by discontinued
      operations                                     2,036               (250)
                                             ----------------  -----------------
      Net cash provided/(used) by operating
      activities                                       554               (737)
                                             ----------------  -----------------

Investing activities:
   Capital expenditures                               (259)              (266)
   Payments for corporate acquisition                 (100)               ---
   Advances on line of credit to Raxco
      Software, Inc.                                   (73)               ---
   Proceeds from sale of Helpdesk business             150                ---
   Maturity of short-term investments                  ---                286
                                             ----------------  -----------------
   Net cash provided/(used) by continuing
      operations                                      (282)                20
   Net cash provided/(used) by discontinued
      operations                                       248                215
                                             ----------------  -----------------
      Net cash provided/(used) by investing
      activities                                       (34)               235
                                             ----------------  -----------------

Financing activities:
   Proceeds from issuance of common stock                8                 96
   Proceeds from line of credit draw                   ---                490
   Principal payments on line of credit                ---             (1,225)
                                             ----------------  -----------------
   Net cash provided/(used) by continuing
      operations financing activities                    8               (639)
                                             ----------------  -----------------

Effect of exchange rate changes on cash                (39)               (34)
                                             ----------------  -----------------

Net increase (decrease) in cash and
   cash equivalents                                    489             (1,175)
Cash and cash equivalents, beginning of period       6,083             17,261
                                             ----------------  -----------------
Cash and cash equivalents, end of period         $   6,572          $  16,086
                                             ================  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AXENT Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "AXENT"). The Company's condensed consolidated financial statements reflect the operations of AssureNet Pathways, Inc. ("AssureNet") since January 7, 1997 and include a write-off of purchased in-process research and development (see "Business Combinations"). The Company develops, markets, licenses and supports enterprise-wide information security solutions for client/server computing environments and provides related services.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended March 31, 1997 may not necessarily be indicative of the results for the entire year. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1996, which are included in the Company's Form 10-K as filed with the SEC on March 28, 1997.

Business Combinations

On March 25, 1997, AXENT completed the acquisition of AssureNet. In connection with the acquisition, AXENT agreed to issue 1,550,000 shares of common stock in exchange for all of the outstanding shares of AssureNet preferred and common stock and certain outstanding AssureNet stock options and warrants, when exercised. In addition, AXENT assumed all other AssureNet stock options and warrants outstanding at the time of the merger.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the total purchase price, which was approximately $32 million, was allocated to the net assets acquired, based on their estimated fair market value. The fair market value of the tangible assets acquired was approximately $2.9 million. The Company also acquired approximately $1.5 million in purchased software which is being amortized over three years on a straight-line basis. In addition, approximately $27.6 million of the purchase price was allocated to in-process research and development based on the determination of the products' net present value using a discounted cash flow model. These products had not reached technological feasibility and had no probable future uses, and therefore were expensed at the date of the acquisition. As a result of the signing of a definitive agreement between AXENT and AssureNet, the transfer of control of AssureNet's operations to AXENT and the quantification of consideration, AssureNet's operations have been included in the Company's condensed consolidated financial statements since January 7, 1997.

Before the acquisition, AssureNet developed and marketed certain hardware and software remote access authentication products (Defender(TM) products) and had certain other software products under development. AXENT intends to integrate the existing Defender software technology with the Omniguard(R) family of products where appropriate. With the exception of hardware tokens, AXENT intends to cease actively marketing the majority of AssureNet hardware products and focus its efforts on marketing the Defender software products. The acquisition is also expected to permit AXENT to expand its indirect distribution capabilities by adding AssureNet's distributors.

Short-Term Investments

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to SFAS No. 115, the Company has classified its short-term securities investments as "available-for-sale" and accordingly carries such securities at aggregate fair value with unrealized gains and losses included as a component of stockholders' equity, net of tax. The Company's available-for-sale short-term investments consist primarily of certificates of deposit and government securities, all with maturities less than one year. The Company determines the fair value of equity securities based on the market value provided by brokers/dealers, and determines the cost based on specific identification. The estimated fair value of each investment approximates cost. Therefore, there were no unrealized gains or losses as of March 31, 1997.

   Short-term investments as of March 31, 1997, consisted of the following:


         Certificates of deposit            $ 1,787,000
         Government securities               16,556,000
                                          ==============
                                            $18,343,000
                                          ==============

Purchased Software

In 1996, the Company entered into an agreement with an unrelated third party to pay up to $1,500,000 for a nonexclusive license to the source code of certain security technology. Pursuant to this agreement, the Company paid the third party $900,000 of which $500,000 was an acquisition fee upon acceptance of the source code and $400,000 was a non-refundable prepayment against future royalties. The Company may be required to pay up to an additional $600,000 in royalties based on a percentage of the net revenues derived from the source code license over a three year period. The acquisition fee is included in purchased software.

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

In February 1996, the Company disposed of its Helpdesk operations for approximately $2.0 million, consisting of an initial cash payment of $150,000, a non-interest bearing note of $150,000, assumption of approximately $400,000 in obligations and liabilities, and the payment of a royalty up to a maximum of $1.3 million on future gross revenues from all Helpdesk product license and maintenance fees. The Company transferred to the buyer the Helpdesk products and the related fixed assets and customer base. The buyer assumed all of the Company's obligations related to the Helpdesk products including obligations related to sales, marketing, support, and development employees, telephone support obligations for the existing customers and the facility lease obligations. Through March 31, 1997 the Company has recorded royalties of approximately $48,000.

Income Tax

The Company files a consolidated federal income tax return in the U.S. with its U.S. subsidiaries. Deferred income taxes have been established by each entity based upon its temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

For the three months ended March 31, 1997, the Company recorded a tax provision on the income from continuing and discontinued operations. The effective tax rate for the three months ended March 31, 1997 approximates the statutory tax rate. As of March 31, 1997, the Company has general business credits of approximately $190,000, expiring between 1997 and 2006. The Company also has alternative minimum tax credits of approximately $200,000, which do not expire. In addition, the Company's newly acquired subsidiary, AssureNet, has net operating losses and credits that expire at various dates through 2011. As of March 31, 1997, the net operating losses were approximately $5.2 million and research and development credit carryforwards were approximately $365,000. The losses and credits of AssureNet are limited based on the future taxable income of the subsidiary and by the more than 50% change of ownership.

Stock Option Plan

In January 1996, the Company adopted the 1996 Stock Option Plan and the 1996 Directors' Stock Option Plan, providing for the issuance of up to 1,000,000 and 200,000 shares, respectively. Of the 1,000,000 shares provided in the 1996 Stock Option Plan, options covering an aggregate of 461,500 and 425,500 shares were issued during 1996 and the first three months of 1997, respectively. In April 1997, the Company issued options covering 189,492 shares in accordance with the 1996 Stock Option Plan, in addition to repricing options covering 561,000 shares. Of the 200,000 shares provided in the 1996 Directors' Stock Option Plan, options covering 19,000 shares were issued in January 1997.

On January 28, 1997, the Company's Board of Directors adopted, subject to stockholder approval, amendments to the 1996 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance thereunder to 1,975,000 and limiting the total number of options that may be granted during any fiscal year of the Company, to any one individual, to 500,000.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for financial statements issued after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods presented. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the Company's financial condition or results of operations.


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified in "Certain Factors Affecting Future Performance" and those discussed in the "Risk Factors" set forth in Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 333-20207), as filed with the SEC on March 6, 1997.

                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 122%, or $3.25 million, from $2.67 million for the three months ended March 31, 1996 to $5.92 million for the three months ended March 31, 1997. For those periods in 1996 and 1997, net revenues from product licenses represented 65.6% and 72.5% of total net revenues, respectively. The increase in product license revenue is primarily attributable to broader acceptance of the Company's products, the introduction and general release of new products and the expansion of available products running on new or additional platforms. The Company has also benefitted since January 7, 1997 from the licensing of the Defender products acquired through the AssureNet transaction.

The Company's net revenues from maintenance and support services increased approximately 78%, or $800,000, from $1.02 million for the three months ended March 31, 1996 to $1.82 million for the three months ended March 31, 1997. The increase in maintenance and support service revenues is primarily attributable to growth in the customer base purchasing maintenance, either through their new license purchase or by renewing maintenance on a previously purchased license, as well as the addition of the Defender customers on maintenance acquired through the AssureNet transaction. For those periods in 1996 and 1997, net revenues from maintenance and support services represented 24.9% and 22.3% of total net revenues, respectively.

The Company's net revenues from consulting services increased approximately 8%, or $31,000, from $393,000 for the three months ended March 31, 1996 to $424,000 for the three months ended March 31, 1997. The increase in consulting service revenues is primarily attributable to an increase in consulting services associated with increased licenses of the Company's products. For those periods in 1996 and 1997, net revenues from services represented 9.5% and 5.2% of total net revenues, respectively.

Revenues from North American and International operations were 74% and 26% of total revenues, respectively, for the three months ended March 31, 1997 as compared to 78% and 22%, respectively for the same period in 1996.

Cost of Net Revenues

The Company's cost of net revenues for product licenses includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, and product royalties. Cost of net revenues associated with product licenses increased approximately 359%, or $398,000, from $111,000 for the three months ended March 31, 1996 to $509,000 for the three months ended March 31,

1997. For those periods in 1996 and 1997, cost of net revenues for product licenses represented 4.2% and 8.6% of net revenues from product licenses, respectively. The increase in the cost of net revenues for product licenses is primarily attributable to the commencement of amortization on the purchased software acquired through the AssureNet transaction, plus the increased cost of producing the hardware products associated with the Defender product line. Cost of net revenues for product licenses, as a percentage of revenues from product licenses, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, or an increase or decrease in licenses of royalty bearing products.

The Company's cost of net revenues from maintenance and support services includes the direct and indirect costs of providing technical support to the Company's customers. Cost of net revenues from maintenance and support services increased 87%, or $170,000 from $195,000 for the three months ended March 31, 1996 to $365,000 for the three months ended March 31, 1997. For those periods in 1996 and 1997, cost of net revenues from maintenance and support services represented 19.2% and 20.1% of net revenues for maintenance and support services, respectively. The increase in cost of net revenues from maintenance and support services is directly related to the increase in staff of the Company's customer support operations necessary to support a larger installed customer base as well as additional products offered by the Company, including the Defender product line acquired from AssureNet.

The Company's cost of net revenues from consulting services includes the direct and indirect costs of providing training and consulting services to the Company's customers. Cost of net revenues from consulting services decreased 21%, or $16,000 from $76,000 for the three months ended March 31, 1996 to $60,000 for the three months ended March 31, 1997. For those periods in 1996 and 1997, cost of net revenues from consulting services represented 19.3% and 14.2% of net revenues for consulting services, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 53%, or $1.48 million, from $2.81 million for the three months ended March 31, 1996 to $4.29 million for the three months ended March 31, 1997. For those periods in 1996 and 1997, sales and marketing expenses represented 69.0% and 52.6% of total net revenues, respectively. The increase in dollar amount was due to investment in additional staffing for the Company's US and UK operations as well as the addition of costs associated with the Defender product line. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues and the maturation of the Company's indirect channel of distribution through resellers and distributors.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 76%, or $820,000, from $1.08 million for the three months ended March 31, 1996 to $1.90 million for the three months ended March 31, 1997. For those periods in 1996 and 1997, research and development expenses represented 26.6% and 23.3% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the OmniGuard family of software products including OmniGuard Enterprise Resource Manager, in addition to the costs associated with the Defender product line acquired from AssureNet. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 41%, or $227,000, from $557,000 for the three months ended March 31, 1996 to $784,000 for the three months ended March 31, 1997. For those periods in 1996 and 1997 general and administrative expenses represented 13.7% and 9.6% of total net revenues, respectively. The increase in dollar amount is primarily a result of increased staffing required to meet the administrative needs of a growing organization. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Write-off of purchased in-process research and development

The Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.6 million for the write-off of purchased in-process research and development that had not reached technological feasibility and had no probable future uses.

Royalty Income

The Company recorded royalty income of $658,000 for the three months ended March 31, 1997, a decline of $142,000 or 18%, from $800,000 for the same period during 1996. This royalty is pursuant to the Exclusive Distributor License Agreement with Raxco that provides for payment by Raxco to the Company of the greater of
(i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

For the three month period ended March 31, 1997, Raxco reported to the Company gross revenues of $2.7 million, which included approximately $2.2 million of OpenVMS utility revenues, as well as net income of $120,000. As of March 31, 1997, Raxco had fully paid the royalty income then due to the Company.

Interest Income

Interest income increased 413%, or $297,000, from $72,000 for the three month period ended March 31, 1996 to $369,000 for the three month period ended March 31, 1997. The increase is attributable primarily to interest on the proceeds from the Company's initial public offering.

Income Taxes

The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to record an asset with respect to the expected future temporary differences. The Company's history of net operating losses has made the realization of its credit carryforwards uncertain. Accordingly, the Company placed a partial valuation allowance against its deferred tax assets.

The Company recorded a tax provision related to its income from continuing and discontinued operations for the three months ended March 31, 1996 and March 31, 1997, respectively.

Income (Loss) from Continuing Operations

As a result of the approximately $27.6 million write-off of purchased in-process research and development, the Company recorded a loss from continuing operations of $26.9 million for the three months ended

March 31, 1997, a decrease of $27.0 million, from income of $83,000 for the three months ended March 31, 1996.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 83% , or $857,000, from $1.03 million for the three month period ended March 31, 1996 to $173,000 for the three months ended March 31, 1997. For those periods in 1996 and 1997 income from discontinued operations represented 25.2% and 2.1% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

Financial Condition-Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $16.1 million at March 31, 1997, which is an decrease of approximately $1.2 million from $17.3 million at December 31, 1996. During the three month period ended March 31, 1997, the Company financed its operations primarily through cash reserves and available working capital. For the three month period ended March 31, 1996, the Company financed its operations primarily through cash flows generated from discontinued operations and available working capital. The Company's continuing operating activities used cash of $1.5 million and $487,000 for the three month period ended March 31,1996 and 1997, respectively. During the three months ended March 31, 1997, the Company's use of cash from continuing operating activities was primarily a result of the payment of accrued bonuses, value-added tax (VAT), commissions and other accrued expenses associated with the Company's performance in the previous calendar quarter as well as the payment of accrued expenses assumed through the AssureNet acquisition. Total cash provided by discontinued operations operating activities was $2.0 million for the three months ended March 31, 1996 and total cash used by discontinued operations operating activities was $250,000 for the three months ended March 31, 1997.

The Company made capital expenditures of approximately $259,000 and $266,000 for the three month periods ended March 31, 1996 and 1997, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of March 31, 1997.

During the three month period ended March 31, 1997, the Company's cash position was also affected by the following: 1) the Company paid-off the line of credit carried by AssureNet of $1.2 million; 2) the Company received proceeds of $96,000 from the issuance of common stock; 3) the Company received a payment of $215,000 on the note receivable related to the sale of the Company's storage management products in 1994.

The Company expects to have cash outlays in future periods of approximately $2.3 million for transaction fees and expenses, including investment bankers, legal counsel, accountants and document printing, associated with the acquisition of AssureNet. The Company believes that the net proceeds from the initial public offering, cash generated from operations, cash generated under the Administrative Services Agreement and the Exclusive Distributor License Agreement with Raxco, together with existing sources of liquidity will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from the OmniGuard family of software products, the Company does not believe prior growth rates are indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to the OmniGuard family of software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the integration of AssureNet operations and products into the Company's operations and product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; changes in the level of operating expenses; and competitive conditions in the industry.

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

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, restrictions on exporting or importing certain technologies, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

The foregoing Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed above and in the "Risk Factors" set forth in Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 333-20207), filed with the SEC on March 6, 1997.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number   Exhibit Description

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

11.1++ Computation of Net Income Per Share for the three months ended March 31, 1996 and 1995.
21.1*    Subsidiaries of the Registrant.
27++     Financial Data Schedule.

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


Reports on Form 8-K

A report on Form 8-K dated January 6, 1997 was filed with the SEC on January 22, 1997 reporting, under Item 5, the execution of the Agreement and Plan of Merger by the Company, AssureNet and the Company's acquisition subsidiary. No financial statements were included in that report.

A report on Form 8-K dated March 25, 1997 was filed with the SEC on April 9, 1997 announcing, under Item 2, the completion of the acquisition of AssureNet; financial information required by Item 7 was incorporated by reference to Amendment No. 2 to the Company's registration statement on Form S-4 (File No. 333-20207).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AXENT TECHNOLOGIES, INC.

Date: May 14, 1997                     By:  /s/ Robert B. Edwards, Jr.
                                            -----------------------------------
                                                Robert B. Edwards, Jr.
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)