Form 10-Q
period 1997-06-30
AXENT TECHNOLOGIES INC
filed 1997-08-12
CIK 1007997

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(MarkOne)  _X__  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

As  of  July  31,  1997,  there  were  11,886,539  shares   outstanding  of  the
Registrant's Common Stock, par value $.02 per share.


     ---------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.

                                      INDEX


                                                                         Page
                                                                         Number


PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements                                              4

         Condensed Consolidated Balance Sheets as of ..................    5
         June 30, 1997 and December 31, 1996

         Condensed Consolidated Statements of  Operations .............    6
              for the three and six months ended June 30, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the ......    7
         six months ended June 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements .........    8

Item 2   Management's Discussion and Analysis of                          11
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders              19

Item 5   Other Information                                                19

Item 6   Exhibits                                                         19

SIGNATURES                                                                21


PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below for the three month and six month periods ended June 30, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1996, which are included in the Company's Form 10-K as filed with the SEC on March 28, 1997.


                            AXENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)





                                                        June 30,         December 31,
                                                         1997                1996
                                                       (unaudited)
                                                    ----------------    -----------------
ASSETS

Current assets:
   Cash and cash equivalents                            $  12,513          $    17,261
   Short-term investments                                  18,544               18,629
   Accounts receivable, net                                 8,396                4,826
   Prepaid expenses and other current assets                1,411                  568
                                                    ----------------    -----------------

      Total current assets                                 40,864               41,284
                                                    ----------------    -----------------

Purchased software, net                                     1,072                  500
Property and equipment, net                                 2,253                1,417
Other assets                                                  904                  800
                                                    ----------------    -----------------
      Total assets                                       $ 45,093            $  44,001
                                                    ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities             $  7,671           $    6,361
   Deferred revenue                                        4,140                3,029
   Net identifiable (assets) liabilities from
       discontinued operations                               (92)                 163
                                                    ----------------    -----------------

      Total  liabilities                                  11,719                9,553
                                                    ----------------    -----------------

Stockholders' equity:
   Common stock, par value $0.02: 11,885,089
       and 10,130,064 shares issued, respectively            238                  203
   Additional paid-in capital                             72,104               47,909
   Accumulated deficit                                   (38,821)             (13,597)
   Cumulative currency translation adjustments              (147)                 (67)
                                                    ----------------    -----------------

      Total stockholders' equity                          33,374               34,448
                                                    ----------------    -----------------

      Total liabilities and stockholders'
        equity                                         $  45,093            $  44,001
                                                    ================    =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                             For the Three Months                 For the Six Months
                                                  Ended June 30,                      Ended June 30,
                                             -------------------------------     ---------------------------

                                                  1997             1996              1997             1996
                                             -------------    --------------    ---------------   --------------
Net revenues:
   Product licenses                               $6,921           $3,929           $12,836            $6,603
   Services                                        2,340            1,396             4,580             2,804
                                             -------------    --------------    ---------------   --------------
     Total net revenues                            9,261            5,325            17,416             9,407

Cost of net revenues:
   Product licenses                                  497              116             1,006               227
   Services                                          489              365               914               636

     Total cost of net revenues              -------------     --------------    ---------------  ---------------
                                                     986              481             1,920               863
                                             -------------     --------------    ---------------  ---------------

Gross profit                                       8,275            4,844            15,496             8,544

Operating expenses:
   Sales and marketing                             4,438            2,968             8,730             5,781
   Research and development                        1,981            1,173             3,878             2,257
   General and administrative                        853              595             1,637             1,152
   Write-off of purchased in-process research
   and development costs                             ---              ---            27,632               ---
                                             -------------    --------------    ---------------     --------------
       Total operating expenses                     7,272           4,736            41,877             9,190
                                             -------------    --------------    ---------------     --------------

Income (loss) from continuing operations
before royalties, interest and taxes                1,003             108          (26,381)              (646)


   Royalty income                                     868              804           1,526              1,604

   Interest income                                    440              257             809                329

   Income tax provision
                                                     (932)             (25)         (1,433)               (60)
                                             -------------    --------------    ---------------     --------------

Income (loss)  from continuing operations           1,379             1,144        (25,479)             1,227


Income from discontinued operations                    82               526            255              1,553
                                             -------------    --------------    ---------------     --------------

Net income (loss)                                $  1,461           $ 1,670        $ (25,224)         $ 2,780
                                              =============    ==============    ===============     ==============

Net income (loss) per common share:
   Continuing operations                         $   0.11          $   0.11        $ (1.98)          $   0.12

   Discontinued operations                       $   0.01          $   0.05        $  0.02           $   0.16

                                              -------------    --------------    ---------------     --------------

Net income per common share                      $   0.12          $   0.16        $ (1.96)          $   0.28
                                              =============    ==============    ===============     ==============

Weighted average number of
common shares                                      12,928            10,652          12,895             9,894

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             AXENT TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (amounts in thousands)
                                                    (unaudited)


                                                                                            For the Six Months
                                                                                               Ended June 30,
                                                                                    ------------------------------------
                                                                                         1997                 1996
                                                                                    ----------------     ---------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net income (loss) from continuing operations                                        $ (25,479)             $ 1,227
     Non-cash items:
       Depreciation and amortization                                                            738                 303
       Write-off of purchased in-process research and development                            27,632                 ---
       Change in assets and liabilities                                                     (5,054)                 664
                                                                                    ----------------     ---------------

   Net cash provided/(used) by continuing operations                                        (2,163)               2,194
   Net cash provided/(used) by discontinued operations                                        (685)               1,009
                                                                                    ----------------
                                                                                                         ---------------
         Net cash provided/(used) by operating activities                                   (2,848)               3,203
                                                                                    ----------------     ---------------

   Investing activities:
     Capital expenditures                                                                     (524)               (402)
     Payments for corporate acquisition                                                     (2,180)               (100)
     Purchases of short-term investments                                                        ---             (5,864)
     Proceeds from sale of Helpdesk business                                                    ---                 300
     Maturity of short-term investments                                                          85                 ---
                                                                                    ----------------     ---------------

   Net cash used by continuing operations                                                   (2,619)             (6,066)
   Net cash provided by discontinued operations                                                 430                 463
                                                                                    ----------------     ---------------
         Net cash used by investing activities                                              (2,189)             (5,603)
                                                                                    ----------------     ---------------

  Financing activities:
    Proceeds from initial public offering of common
         stock (net of costs of  $838,000)                                                      ---              25,202
    Proceeds from issuance of common stock                                                    1,104                  73
    Proceeds from line of credit draws                                                          490                 ---
    Principal payments on line of credit                                                    (1,225)                  ---
                                                                                    ----------------     ---------------

  Net cash provided by continuing operations from financing activities                          369              25,275
                                                                                    ----------------     ---------------

  Effect of exchange rate changes on cash                                                      (80)                (16)
                                                                                    ----------------     ---------------

  Net increase (decrease) in cash and cash equivalents                                      (4,748)              22,859
  Cash and cash equivalents, beginning of period                                             17,261               6,083
                                                                                    ================     ===============
  Cash and cash equivalents, end of period                                                 $ 12,513            $ 28,942
                                                                                    ================     ===============


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

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month and six month periods ended June 30, 1997 may not necessarily be indicative of the results for the entire year. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1996, which are included in the Company's Form 10-K filed with the SEC on March 28, 1997.

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

Purchased Software

In 1996, the Company entered into an agreement with an unrelated third party to pay up to $1,500,000 for a nonexclusive license to the source code of certain security technology. Pursuant to this agreement, the Company paid the third party $900,000, of which $500,000 was an acquisition fee upon acceptance of the source code and $400,000 was a non-refundable royalty pre-payment against future royalties. The Company may be required to pay up to an additional $600,000 in royalties based on a percentage of the net revenues derived from the source code license over a three year period. The acquisition fee is included in purchased software.

Initial Public Offering

In February 1996, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell 2,000,000 shares of its common stock to the public. The registration statement also permitted certain non-officer stockholders of the Company to sell up to 990,000 shares to the public, including up to 390,000 shares to cover over-allotments. The registration statement became effective on April 23, 1996. The initial public offering resulted in proceeds to the Company of approximately $25.3 million, net of approximately $2.7 million in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

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

For the three months ended June 30, 1997, the Company recorded a tax provision on the income from continuing and discontinued operations. The effective tax rate for the three months ended June 30, 1997 approximates the statutory tax rate. As of June 30, 1997, the Company has general business credits of approximately $369,000, expiring between 1997 and 2011. The Company also has alternative minimum tax credits of approximately $187,000, which do not expire. In addition, the Company's newly acquired subsidiary, AssureNet, has net operating losses and credits that expire at various dates through 2011. As of June 30, 1997, those net operating losses and research and development credit carryforwards were approximately $6.2 million. Due to the greater than 50% change in AssureNet's ownership, the annual utilization of the AssureNet net operating loss carryforwards and credits is limited to the lessor of the future taxable income of the AssureNet subsidiary or approximately $1,375,000.

Stock Option Plan

In January 1996, the Company adopted the 1996 Stock Option Plan and the 1996 Directors' Stock Option Plan, providing for the issuance of up to 1,000,000 and 200,000 shares, respectively. At the Company's Annual Meeting of Stockholders on May 21, 1997, stockholders approved to increase the number of shares of common stock reserved for issuance under the 1996 Stock Option Plan to 1,975,000. In addition, the plan was amended to limit the total number of options that may be granted during any fiscal year of the Company, to any one individual, to 500,000. Of the 1,975,000 shares provided in the amended 1996 Stock Option Plan, options covering an aggregate of 461,500 and 1,366,542 shares were issued during 1996 and the first six months of 1997, respectively. Of the options granted during 1997, 264,000 were repriced from grants originally made in October 1996 and January 1997. In July 1997, the Company issued options covering 55,900 shares in accordance with the 1996 Stock Option Plan. Of the 200,000 shares provided in the 1996 Directors' Stock Option Plan, options covering 29,000 shares were issued during the first six months of 1997.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for financial statements issued after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods presented.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for the fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segment of an Enterprise and Related Information" ("SFAS 131), which is effective for the fiscal years beginning after December 15, 1997. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

The Company does not expect the adoption of these standards to have a material impact on the Company's financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified in "Certain Factors Affecting Future Performance" (see below) and those discussed in the "Risk Factors" set forth in Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 333-20207), as filed with the SEC on March 6, 1997.

Three Months Ended June 30, 1997 Compared to
Three Months Ended June 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 76%, or $2.99 million, from $3.93 million for the three months ended June 30, 1996 to $6.92 million for the three months ended June 30, 1997. For those periods in 1996 and 1997, net revenues from product licenses represented 73.8% and 74.7% of total net revenues, respectively. The increase in product license revenue is primarily attributable to broader acceptance of the Company's products, the introduction and general release of new products and the expansion of available products running on new or additional platforms. The Company has also benefited since January 7, 1997 from the licensing of the Defender products acquired through the AssureNet transaction.

The Company's net revenues from services increased approximately 68%, or 944,000, from $1.40 million for the three months ended June 30, 1996 to $2.34 million for the three months ended June 30, 1997. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance, either through new license purchases or by renewing maintenance on a previously purchased license, as well as the addition of the Defender customers on maintenance acquired through the AssureNet transaction. For those periods in 1996 and 1997, net revenues from services represented 26.2% and 25.3% of total net revenues, respectively.

Revenues from North American and International operations were 81% and 19% of total revenues, respectively, for the three months ended June 30, 1997 as compared to 67% and 33%, respectively for the same period in 1996.

Cost of Net Revenues

The Company's cost of net revenues for product licenses includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, and product royalties. Cost of net revenues associated with product licenses increased approximately 328%, or $381,000, from $116,000 for the three months ended June 30, 1996 to $497,000 for the three months ended June 30, 1997. For those periods in 1996 and 1997, cost of net revenues for product licenses represented 3.0% and 7.2% of net revenues from product licenses, respectively. The increase in the cost of net revenues for product licenses is primarily attributable to the commencement of amortization on the purchased software acquired through the AssureNet transaction, plus the increased cost of producing the hardware products associated with the Defender product line. Cost of net revenues for product licenses, as a percentage of revenues from product licenses, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, or an increase or decrease in licenses of royalty bearing products.

The Company's cost of net revenues from services includes the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues from services increased 34%, or $124,000 from $365,000 for the three months ended June 30, 1996 to $489,000 for the three months ended June 30, 1997. For those periods in 1996 and 1997, cost of net revenues from services represented 26.2% and 20.9% of net revenues , respectively. The dollar increase in cost of net revenues from services is directly related to the increase in staff of the Company's customer support operations necessary to support a larger installed customer base as well as additional products offered by the Company, including the Defender product line acquired from AssureNet.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 50%, or $1.47 million, from $2.97 million for the three months ended June 30, 1996 to $4.44 million for the three months ended June 30, 1997. For those periods in 1996 and 1997, sales and marketing expenses represented 55.7% and 47.9% of total net revenues, respectively. The increase in dollar amount was due to investment in additional staffing for the Company's US and UK operations as well as the addition of costs associated with the Defender product line. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 69%, or $808,000, from $1.17 million for the three months ended June 30, 1996 to $1.98 million for the three months ended June 30, 1997. For those periods in 1996 and 1997, research and development expenses represented 22.0% and 21.4% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the OmniGuard family of software products including OmniGuard Enterprise Resource Manager, in addition to the costs associated with the Defender product line acquired from AssureNet. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 43%, or $258,000, from $595,000 for the three months ended June 30, 1996 to $853,000 for the three months ended June 30, 1997. For those periods in 1996 and 1997, general and administrative expenses represented 11.2% and 9.2% of total net revenues, respectively. The increase in dollar amount is primarily a result of increased staffing to support organizational growth and the integration of AssureNet. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Income from Continuing Operations before Royalties, Interest and Taxes

Income from continuing operations before royalties, interest and taxes increased $895,000, or 829%, from $108,000 to $1.00 million, for the three months ended June 30,1996 and 1997, respectively. The increase is primarily attributable to the the overall increase in world-wide revenues.

Royalty Income

The Company recorded royalty income of $868,000 for the three months ended June 30, 1997, an increase of $64,000 or 8%, from $804,000 for the same period during 1996. This royalty is pursuant to the Exclusive Distributor License Agreement with Raxco that provides for payment by Raxco to the Company of the greater of

(i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or (ii) $2.0 million for 1996, $1.5 million for 1997 and $1.0 million for 1998, and a 30% royalty thereafter for two additional years.

For the three month period ended June 30, 1997, Raxco reported to the Company gross revenues of $3.0 million, which included approximately $2.9 million of OpenVMS utility revenues, as well as a net loss of $159,000.

Interest Income

Interest income increased 71%, or $183,000, from $257,000 for the three month period ended June 30, 1996 to $440,000 for the three month period ended June 30, 1997. The increase is attributable primarily to having the proceeds from the Company's initial public offering fully invested over the course of the quarter and a general increase in interest rates.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. The Company's history of net operating losses has made the realization of its credit carryforwards uncertain. Accordingly, the Company placed a partial valuation allowance against its deferred tax assets.

The Company recorded a tax provision related to its income from continuing and discontinued operations for the three months ended June 30, 1996 and June 30, 1997, respectively.

Income from Continuing Operations

As a result of the above the Company recorded income from continuing operations of $1.38 million for the three months ended June 30, 1997, an increase of 21% or $235,000, from income of $1.14 million for the three months ended June 30, 1996.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 84% , or $444,000, from $526,000 for the three month period ended June 30, 1996 to $82,000 for the three months ended June 30, 1997. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

Six Months Ended June 30, 1997 Compared to
Six Months Ended June 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 94%, or $6.24 million, from $6.60 million for the six months ended June 30, 1996 to $12.84 million for the six months ended June 30, 1997. For those periods in 1996 and 1997, net revenues from product licenses represented 70.2% and 73.7% of total net revenues, respectively. The increase in product license revenue is primarily attributable to broader acceptance of the Company's products, the introduction and general release of new products and the expansion of available products running on new or additional platforms. The Company has also benefited since January 7, 1997 from the licensing of the Defender products acquired through the AssureNet transaction.

The Company's net revenues from services increased approximately 63%, or $1.78 million, from $2.80 million for the six months ended June 30, 1996 to $4.58 million for the six months ended June 30, 1997. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance, either through new license purchases or by renewing maintenance on a previously purchased license, as well as the addition of the Defender customers on maintenance acquired through the AssureNet transaction. For those periods in 1996 and 1997, net revenues from services represented 29.8% and 26.3% of total net revenues, respectively.

Revenues from North American and International operations were 78% and 22% of total revenues, respectively, for the six months ended June 30, 1997 as compared to 72% and 28%, respectively for the same period in 1996.

Cost of Net Revenues

The Company's cost of net revenues for product licenses increased approximately 343%, or $779,000, from $227,000 for the six months ended June 30, 1996 to $1.01 million for the six months ended June 30, 1997. For those periods in 1996 and 1997, cost of net revenues for product licenses represented 3.4% and 7.8% of net revenues from product licenses, respectively. The increase in the cost of net revenues for product licenses is primarily attributable to the commencement of amortization on the purchased software acquired through the AssureNet transaction, plus the increased cost of producing the hardware products associated with the Defender product line. Cost of net revenues for product licenses, as a percentage of revenues from product licenses, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, or an increase or decrease in licenses of royalty bearing products.

The Company's cost of net revenues from services increased 44%, or $278,000 from $636,000 for the six months ended June 30, 1996 to $914,000 for the six months ended June 30, 1997. For those periods in 1996 and 1997, cost of net revenues from services represented 22.7% and 20.0% of net revenues, respectively. The dollar increase in cost of net revenues from services is directly related to the increase in staff of the Company's customer support operations necessary to support a larger installed customer base as well as additional products offered by the Company, including the Defender product line acquired from AssureNet.

Sales and Marketing

Sales and marketing expenses increased 51%, or $2.95 million, from $5.78 million for the six months ended June 30, 1996 to $8.73 million for the six months ended June 30, 1997. For those periods in 1996 and 1997, sales and marketing expenses represented 61.5% and 50.1% of total net revenues, respectively. The increase in dollar amount was due to investment in additional staffing for the Company's US and UK operations as well as the addition of costs associated with the Defender product line. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Research and Development

Research and development expenses increased 72%, or $1.62 million, from $2.26 million for the six months ended June 30, 1996 to $3.88 million for the six months ended June 30, 1997. For those periods in 1996 and 1997, research and development expenses represented 24.0% and 22.3% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the OmniGuard family of software products including OmniGuard Enterprise Resource Manager, in addition to the costs associated with the Defender product line acquired from AssureNet. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that research and development expenses may increase in absolute dollars as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses increased 42%, or $485,000, from $1.15 million for the six months ended June 30, 1996 to $1.64 million for the six months ended June 30, 1997. For those periods in 1996 and 1997 general and administrative expenses represented 12.2% and 9.4% of total net revenues, respectively. The increase in dollar amount is primarily a result of increased staffing to support organizational growth and the integration of AssureNet. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues.

Write-off of purchased in-process research and development

The Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million for the write-off of purchased in-process research and development that had not reached technological feasibility and had no probable future uses.

Income from Continuing Operations before Royalties, Interest and Taxes

As a result of the approximately $27.63 million write-off of purchased in-process research and development, the Company recorded a loss from continuing operations before royalties, interest and taxes of $26.38 million for the six months ended June 30, 1997, a decrease of $25.74 million, from losses of $646,000 for the six months ended June 30, 1996. Excluding the one-time charge income from continuing operations before royalties, interest and taxes increased $1.90 million, or 294%, from a loss of $646,000 to income of $1.25 million, for the six months ended June 30,1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues.

Royalty Income

The Company recorded royalty income of $1.53 million for the six months ended June 30, 1997, a decline of $78,000 or 5%, from $1.60 million for the same period during 1996. This royalty is pursuant to the Exclusive Distributor License Agreement with Raxco that provides for payment by Raxco to the Company of the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or
(ii) $2.00 million for 1996, $1.50 million for 1997 and $1.00 million for 1998, and a 30% royalty thereafter for two additional years.

For the six month period ended June 30, 1997, Raxco reported to the Company gross revenues of $5.70 million, which included approximately $5.10 million of OpenVMS utility revenues, as well as a net loss of $32,000.

Interest Income

Interest income increased 146%, or $480,000, from $329,000 for the six month period ended June 30, 1996 to $809,000 for the six month period ended June 30, 1997. The increase is attributable primarily to having the proceeds from the Company's initial public offering fully invested over the course of the six month period, and a general increase in interest rates.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. The Company's history of net operating losses has made the realization of its credit carryforwards uncertain. Accordingly, the Company placed a partial valuation allowance against its deferred tax assets.

The Company recorded a tax provision related to its income from continuing and discontinued operations for the six months ended June 30, 1996 and June 30, 1997, respectively.

Income (Loss) from Continuing Operations

As a result of the approximately $27.63 million write-off of purchased in-process research and development, the Company recorded a loss from continuing operations of $25.48 million for the six months ended June 30, 1997, a decrease of $26.71 million, from income of $1.23 million for the six months ended June 30, 1996. Excluding the write-off, income from continuing operations increased $926,000, or 75%, from $1.23 million to $2.15 million, for the six months ended June 30,1996 and 1997, respectively.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 84% , or $1.30 million, from $1.55 million for the six month period ended June 30, 1996 to $255,000 for the six month period ended June 30, 1997. For those periods in 1996 and 1997 income from discontinued operations represented 16.5% and 1.5% of total net revenues, respectively. The Company anticipates a continued decline in income from discontinued operations over the next several quarters.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $12.51 million at June 30, 1997, which is a decrease of approximately $4.80 million from $17.26 million at December 31, 1996. During the six month period ended June 30, 1997, the Company financed its operations primarily through cash reserves and available working capital. For the six month period ended June 30, 1996, the Company financed its operations primarily through cash flows generated from discontinued operations and available working capital. The Company's continuing operating activities generated cash of $2.19 million and used $2.16 million for the six month period ended June 30,1996 and 1997, respectively. During the six months ended June 30, 1997, the Company's use of cash from continuing operating activities was primarily a result of the payment of transaction costs related to the acquisition of AssureNet, the payment of severance and accrued expenses assumed through the AssureNet acquisition and the payment of accrued bonuses, value-added tax (VAT), commissions and other accrued expenses associated with the Company's performance in the previous calendar quarter.

The Company made capital expenditures of approximately $402,000 and $524,000 for the six month periods ended June 30, 1996 and 1997, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of June 30, 1997.

During the six month period ended June 30, 1997, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $2.18 million for transaction costs associated with the acquisition of AssureNet; 2) the Company made payments totaling $2.60 million in severance and assumed liabilities from the AssureNet acquisition; 3) the Company paid-off the $1.23 million balance for the line of credit carried by AssureNet which included draws of $490,000; 4) the Company received proceeds of $1.10 million from the issuance of common stock and 5) the Company received a payment of $430,000 on the note receivable related to the sale of the Company's storage management products in 1994.

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

The market for the Company's software products is highly competitive, and the Company expects that it will face increasing price pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's software products would negatively affect gross margins and could have a material adverse effect on the Company's financial condition and results of operations.

The sales of the Company's security products generally involve significant testing by, and education of, prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the sales of the Company's security products is typically long and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company may expend significant resources pursuing potential sales that will not be consummated.

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

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed above and in the "Risk Factors" set forth in Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 333-20207), as filed with the SEC on March 6, 1997.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on May 21, 1997. John C. Becker and John F. Burton were elected to serve as directors of the Company until the 2000 Annual Meeting of Stockholders and until their respective successors are elected and duly qualified. An amendment and restatement of the Company's Amended and Restated 1996 Stock Option Plan was approved by a majority of shares voting on that matter, with 5,722,202 shares voted to approve the amendment and restatement, 565,677 shares voted against the amendment and restatement, 40,763 shares abstaining and 3,394,933 broker non-votes on that matter.

Item 5.  Other Information.

         On July 28, 1997, the Company announced that John C. Becker, currently President and Chief Operating Officer, has been named Chief Executive Officer as well as President. Richard Lefebvre, who joined the Company at its inception as CEO to lead the Company through its initial phases of growth, including an IPO in April of 1996, will continue as Chairman of the Board. Mr. Lefebvre will continue to be a spokesperson for the Company and work with Mr. Becker and the Company's management team to guide the evolution of the Company's strategy and participate in the Company's future strategic growth initiatives, customer relations and product direction.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit Number                     Exhibit Description

          3.1*                      Amended and Restated Certificate of Incorporation of the Company.
          3.2+                      Amended and Restated Bylaws of the Company.
          4.1*                      Specimen stock certificate for shares of Common Stock of the Company.
         10.1*                      The Company's 1991 Amended and Restated Stock Option Plan.
         10.2***                    The Company's 1996 Amended and Restated Stock Option Plan.
         10.3**                     The Company's 1996 Amended and Restated Directors' Stock Option Plan.
         10.7*                      Registration Rights Agreement dated as of December 10, 1992, by and among the Company and the parties thereto.
         10.7.1**                   Amendment No. 1 to Registration Rights Agreement dated as of
                                    February 26, 1997, by and among the Company and the parties thereto.
         10.8*                      Settlement Agreement effective as of September 13, 1991, by and among the Company and the parties thereto.
         10.9*                      Form of Indemnification Agreement between the Company and its directors and executive officers.
         10.10*                     Agreement of Merger  dated as of November  17, 1994,  among the
                                    Company, Datamedia Corporation and Raxco Acquisition Corporation.
         10.11*                     Lease Agreement dated as of September 6, 1995, by and between
                                    Research Grove Associates and the Company.
         10.12*                     Lease of Real Property dated as of March 7, 1995, by and between
                                    TNK Associates and the Company.
         10.13*                     Deed of Lease dated as of March 14, 1995 by and between Bill
                                    Harris Music, Inc. and the Company.
         10.14*                     Agreement dated as of December 30, 1987, by and between the
                                    Company and William R. Davy.
         10.15*                     Agreement dated as of September 20, 1990, by and between the
                                    Company and William R. Davy.
         10.16*                     Agreement dated as of November 7, 1991, by and between the
                                    Company and William R. Davy.
         10.17                      Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22, 1997.


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
                                    and Raxco Software, Inc.
         10.24*                     Agreement and Plan of Separation,  effective
                                    as of December 31, 1995, between the Company
                                    and Raxco Software, Inc.
         10.28*                     Purchase Agreement, date as of February 29, 1996, by and between the
                                    Company and Silvon Software, Inc.
         10.29**                    Amended Agreement and Plan of Merger among the Company,
                                    Axquisition,  Inc., and AssureNet  Pathways,
                                    Inc.,  dated  as  of  January  6,  1997  and
                                    amended February 26, 1997.
         11.1                       Computation of Net Income Per Share for the six months
                                    ended June 30, 1996 and 1997.
         21.1*                      Subsidiaries of the Registrant
         27                         Financial Data Schedule

There were no reports on Form 8-K filed by the  Company  during the three  month period ended June 30, 1997.
--------------------------------------------------------------------------------------------

         *        Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File
                  No. 333-01368) and incorporated herein by reference.

         **       Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File
                  No. 333-20207) and incorporated herein by reference.

         ***      Previously   filed  as  an  exhibit  to  the  Company's  proxy
                  statement  dated April 25, 1997  regarding the Company's  1997
                  Annual Meeting of Stockholders.

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

                                    AXENT TECHNOLOGIES, INC.


Date: August 12, 1997               By:  /s/ Robert B. Edwards,Jr.
                                    Robert B. Edwards, Jr.
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)