Form 10-Q
period 1997-09-30
AXENT TECHNOLOGIES INC
filed 1997-11-13
CIK 1007997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(Mark One)

_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______


As of October 31, 1997, there were 12,265,339 shares outstanding of the Registrant's Common Stock, par value $.02 per share.

                            AXENT TECHNOLOGIES, INC.

                                      INDEX


                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                         3

         Condensed Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996                      4

         Condensed Consolidated Statements of  Operations
         for the three and nine months ended September 30,
         1997 and 1996                                                 5

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1997 and 1996                 6

         Notes to Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            18

Item 6.   Exhibits                                                     18

SIGNATURES                                                             20

PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below at September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on March 28, 1997.


                                             AXENT TECHNOLOGIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (amounts in thousands)

                                                                               September 30,       December 31,
                                                                                   1997                 1996
                                                                                (unaudited)
                                                                              ----------------    -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $  14,702          $    17,261
   Short-term investments                                                              18,181               18,629
   Accounts receivable, net                                                             8,536                4,826
   Prepaid expenses and other current assets                                            2,142                  568
                                                                              ----------------    -----------------

      Total current assets                                                             43,561               41,284
                                                                              ----------------    -----------------

Property and equipment, net                                                             2,078                1,417
Other assets                                                                            1,861                1,300
                                                                              ----------------    -----------------
      Total assets                                                                   $ 47,500            $  44,001
                                                                              ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                          $  7,781           $    6,361
   Deferred revenue                                                                     4,015                3,029
   Net identifiable (assets) liabilities from discontinued operations                     194                  163
                                                                              ----------------    -----------------

      Total  liabilities                                                               11,990                9,553
                                                                              ----------------    -----------------

Stockholders' equity:
   Common stock, par value $0.02: 12,175,139 and 10,130,064
         shares issued and outstanding, respectively                                      244                  203
   Additional paid-in capital                                                          72,763               47,909
   Accumulated deficit                                                               (37,357)             (13,597)
   Cumulative currency translation adjustments                                          (140)                 (67)
                                                                              ----------------    -----------------

      Total stockholders' equity                                                       35,510               34,448
                                                                              ----------------    -----------------

      Total liabilities and stockholders' equity                                    $  47,500            $  44,001
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


                                             AXENT TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (amounts in thousands, except per share data)
                                                    (unaudited)

                                                        For the Three Months                 For the Nine Months
                                                        Ended September 30,                  Ended September 30,
                                                   -------------------------------    ----------------------------------
                                                       1997             1996               1997               1996
                                                   -------------    --------------    ---------------     --------------
Net revenues:
   Product licenses                                     $ 7,314         $   3,124          $  21,150           $  9,727
   Services                                               2,425             1,828              7,005              4,632
                                                   -------------    --------------    ---------------     --------------
      Total net revenues                                  9,739             4,982             27,155             14,359

Cost of net revenues:
   Product licenses                                         567               116              1,573                346
   Services                                                 446               340              1,360                973
                                                   -------------    --------------    ---------------     --------------
      Total cost of net revenues                          1,013               456              2,933              1,319
                                                   -------------    --------------    ---------------     --------------

Gross profit                                              8,726             4,496             24,222             13,040

Operating expenses:
   Sales and marketing                                                                                            8,672
                                                          4,515             2,891             13,245
   Research and development                               2,003             1,253              5,881              3,510
   General and administrative                               793               620              2,430              1,772
   Write-off of purchased in-process research
   and development costs                                    ---               ---             27,632                ---
                                                   -------------    --------------    ---------------     --------------
       Total operating expenses                           7,311             4,764             49,188             13,954
                                                   -------------    --------------    ---------------     --------------

Income (loss) from continuing operations
before royalties, interest and taxes                       1,415             (268)           (24,966)              (914)

   Royalty income                                           741               794              2,267              2,398
   Interest income                                          457               339              1,266                668
   Income tax provision                                  (1,045)             (365)            (2,478)              (425)
                                                   -------------    --------------    ---------------     --------------

Income (loss)  from continuing operations                  1,568              500            (23,911)             1,727

Income from discontinued operations                         ---               591                255              2,144
                                                   -------------    --------------    ---------------     --------------

Net income (loss)                                       $  1,568           $ 1,091        $ (23,656)            $ 3,871
                                                   =============    ==============    ===============     ==============

Net income (loss) per common share:
   Continuing operations                               $   0.12          $   0.05         $   (2.02)           $   0.17
   Discontinued operations                                  ---          $   0.05         $    0.02            $   0.21
                                                   -------------    --------------    ---------------     --------------

Net income (loss) per common share                     $   0.12          $   0.10         $   (2.00)           $   0.38
                                                   =============    ==============    ===============     ==============

Weighted average number of
common shares                                            13,366            10,886             11,810             10,302

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             AXENT TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (amounts in thousands)
                                                    (unaudited)


                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                    ------------------------------------
                                                                                         1997                 1996
                                                                                    ----------------     ---------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net income (loss) from continuing operations                                        $ (23,911)             $ 1,727
     Non-cash items:
       Depreciation and amortization                                                          1,123                 443
       Write-off of purchased in-process research and development                            27,632                 ---
       Change in assets and liabilities                                                     (5,887)             (1,371)
                                                                                    ----------------     ---------------

   Net cash provided/(used) by continuing operations                                        (1,043)                 799
   Net cash provided/(used) by discontinued operations                                        (614)                 750
                                                                                    ----------------
                                                                                                         ---------------
         Net cash provided/(used) by operating activities                                   (1,657)               1,549
                                                                                    ----------------     ---------------

   Investing activities:
     Capital expenditures                                                                     (668)               (733)
     Payments for corporate acquisition                                                     (2,270)               (100)
     Purchases of short-term investments                                                        ---            (17,316)
     Proceeds from sale of Helpdesk business                                                    ---                 300
     Maturity of short-term investments                                                         448                 ---
                                                                                    ----------------     ---------------

   Net cash used by continuing operations                                                   (2,490)            (17,849)
   Net cash provided by discontinued operations                                                 645                 701
                                                                                    ----------------     ---------------
         Net cash used by investing activities                                              (1,845)            (17,148)
                                                                                    ----------------     ---------------

  Financing activities:
    Proceeds from initial public offering of common
         stock (net of costs of  $838,000)                                                      ---              25,132
    Proceeds from issuance of common stock                                                    1,818                 100
    Proceeds from line of credit draws                                                          490                 ---
    Principal payments on line of credit                                                    (1,225)                 ---
                                                                                    ----------------     ---------------

  Net cash provided by continuing operations from financing activities                        1,083              25,232
                                                                                    ----------------     ---------------

  Effect of exchange rate changes on cash                                                     (140)                (56)
                                                                                    ----------------     ---------------

  Net increase (decrease) in cash and cash equivalents                                      (2,559)               9,577
  Cash and cash equivalents, beginning of period                                             17,261               6,083
                                                                                    ----------------     ---------------
  Cash and cash equivalents, end of period                                                 $ 14,702            $ 15,660
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

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month and nine month periods ended September 30, 1997 may not necessarily be indicative of the results for the entire year. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

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

For the three months ended September 30, 1997, the Company recorded a tax provision on the income from continuing and discontinued operations. The effective tax rate for the three months ended September 30, 1997 approximates the statutory tax rate. As of September 30, 1997, the Company has general business credits of approximately $95,000, expiring in 2009. The Company also has alternative minimum tax credits of approximately $199,000, which do not expire. In addition, the Company's newly acquired subsidiary, AssureNet, has net operating losses and credits that expire at various dates through 2011. As of September 30, 1997, those net operating losses were approximately $7.1 million and general business credit carryforwards were approximately $369,000. Due to the greater than 50% change in AssureNet's ownership, the annual utilization of the AssureNet net operating loss carryforwards and credits is limited to the lesser of the future taxable income of AssureNet or approximately $1,375,000.

Stock Option Plan

In January 1996, the Company adopted the 1996 Stock Option Plan and the 1996 Directors' Stock Option Plan, providing for the issuance of up to 1,000,000 and 200,000 shares, respectively. At the Company's Annual Meeting of Stockholders on May 21, 1997, stockholders approved to increase the number of shares of common stock reserved for issuance under the 1996 Stock Option Plan to 1,975,000. In addition, the plan was amended to limit the total number of options that may be granted during any fiscal year of the Company, to any one individual, to 500,000. Of the 1,975,000 shares provided in the amended 1996 Stock Option Plan, options covering an aggregate of 461,500 and 1,497,842 shares were issued during 1996 and the first nine months of 1997, respectively. Of the options granted during 1997, 264,000 were repriced from grants originally made in October 1996 and January 1997. Of the 200,000 shares provided in the 1996 Directors' Stock Option Plan, options covering 29,000 shares were issued during the first nine months of 1997.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for financial statements issued after December 15, 1997. SFAS 128 specifies revised guidelines for computation, presentation and disclosure requirements for an entity's Earnings per Share.

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

The Company does not expect the adoption of these standards to have a material impact on the Company's financial position or results of operations.

Subsequent Event

As part of the consideration for the sale of its storage management products effective as of December 31, 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI Technology Corporation ("MTI"). On October 15, 1997, the Company effected a cashless exercise of that warrant and received 161,830 shares of MTI common stock. These shares are considered to be available for sale as of the exercise of the warrant. Based upon the closing price of $11.375 for MTI common stock on November 10, 1997, the market value of these MTI shares was approximately $1.8 million.

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

                Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 134.2%, or $4.19 million, from $3.12 million for the three months ended September 30, 1996 to $7.31 million for the three months ended September 30, 1997. For those periods in 1996 and 1997, net revenues from product licenses represented 63.1% and 75.1% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the introduction and general release of new products and the expansion of available products running on new or additional platforms. The Company has also benefited since January 7, 1997 from the licensing of the Defender products acquired through the AssureNet transaction.

The Company's net revenues from services increased approximately 32.7%, or $597,000, from $1.83 million for the three months ended September 30, 1996 to $2.43 million for the three months ended September 30, 1997. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance, as well as the addition of the Defender customers on maintenance acquired through the AssureNet transaction. For those periods in 1996 and 1997, net revenues from services represented 36.9% and 24.9% of total net revenues, respectively.

Revenues from North American and International operations were 83% and 17% of total revenues, respectively, for the three months ended September 30, 1997 as compared to 78% and 22%, respectively, for the same period in 1996.

Cost of Net Revenues

The Company's cost of net revenues for product licenses includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, and product royalties. Cost of net revenues associated with product licenses increased approximately 388.8%, or $451,000, from $116,000 for the three months ended September 30, 1996 to $567,000 for the three months ended September 30, 1997. For those periods in 1996 and 1997, cost of net revenues for product licenses represented 3.7% and 7.8% of net revenues from product licenses, respectively. The increase in the cost of net revenues for product licenses is primarily attributable to the commencement of amortization on the purchased software acquired through the AssureNet transaction, plus the increased cost of producing the hardware products associated with the Defender product line. Cost of net revenues for product licenses, as a percentage of revenues from product licenses, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, or an increase or decrease in licenses of royalty-bearing products.

The Company's cost of net revenues from services includes the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues from services increased 31.2%, or $106,000 from $340,000 for the three months ended September 30, 1996 to $446,000 for the three months ended September 30, 1997. For those periods in 1996 and 1997, cost of net revenues from services represented 18.6% and 18.4% of net revenues from services, respectively. The dollar increase in cost of net revenues from services is directly related to the increase in staff of the Company's customer support operations necessary to support a larger installed customer base as well as additional products offered by the Company, including the Defender product line acquired from AssureNet.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 56.1%, or $1.62 million, from $2.89 million for the three months ended September 30, 1996 to $4.52 million for the three months ended September 30, 1997. For those periods in 1996 and 1997, sales and marketing expenses represented 58.4% and 46.4% of total net revenues, respectively. The increase in dollar amount was due to the additional investment in staff to support the company's growth associated with the Defender product line, acquired from AssureNet. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.


Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 59.9%, or $750,000, from $1.25 million for the three months ended September 30, 1996 to $2.00 million for the three months ended September 30, 1997. For those periods in 1996 and 1997, research and development expenses represented 25.3% and 20.6% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the OmniGuard family of software products including OmniGuard/Enterprise Resource Manager and the Defender product line acquired from AssureNet. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 27.9%, or $173,000, from $620,000 for the three months ended September 30, 1996 to $793,000 for the three months ended September 30, 1997. For those periods in 1996 and 1997, general and administrative expenses represented 12.5% and 8.1% of total net revenues, respectively. The increase in dollar amount is primarily a result of increased staffing to support organizational growth and the integration of AssureNet. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Income from Continuing Operations before Royalties, Interest and Taxes

Income from continuing operations before royalties, interest and taxes increased $1.68 million from a loss of $268,000 to income of $1.42 million, for the three months ended September 30, 1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

Royalty Income

The Company recorded royalty income of $741,000 for the three months ended September 30, 1997, a decrease of $53,000 or 6.7%, from $794,000 for the same three month period during 1996. This royalty is pursuant to the Exclusive Distributor License Agreement with Raxco that provides for payment by Raxco to the Company of the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by the Company and marketed by Raxco or (ii) $1.5 million for 1997 and $1.0 million for 1998.

For the three month period ended September 30, 1997, Raxco reported to the Company gross revenues of $3.0 million, which included approximately $2.5 million of OpenVMS utility revenues.

Interest Income

Interest income increased 34.8%, or $118,000, from $339,000 for the three month period ended September 30, 1996 to $457,000 for the three month period ended September 30, 1997. The increase is attributable primarily to having the proceeds from the Company's initial public offering fully invested over the course of the quarter and a general increase in interest rates.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. The Company's history of net operating losses has made the realization of its tax credit carryforwards uncertain. Accordingly, the Company placed a partial valuation allowance against its deferred tax assets.

The Company recorded a tax provision related to its income from continuing and discontinued operations for the three months ended September 30, 1996 and September 30, 1997.

Income from Continuing Operations

As a result of the above the Company recorded income from continuing operations of $1.57 million for the three months ended September 30, 1997, an increase of 213.6% or $1.07 million, from $500,000 for the three months ended September 30, 1996.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased from $591,000 for the three month period ended September 30, 1996 to $0 for the three month period ended September 30, 1997. The Company currently anticipates no further income from discontinued operations.

                Nine Months Ended September 30, 1997 Compared to
                      Nine Months Ended September 30, 1996

Net Revenues

The Company's net revenues from product licenses increased approximately 107.2%, or $10.42 million, from $9.73 million for the nine months ended September 30, 1996 to $20.15 million for the nine months ended September 30, 1997. For those periods in 1996 and 1997, net revenues from product licenses represented 67.8% and 74.2% of total net revenues, respectively. The increase in product license revenue is primarily attributable to broader acceptance of the Company's products, the introduction and general release of new products and the expansion of available products running on new or additional platforms. The Company has also benefited since January 7, 1997 from the licensing of the Defender products acquired through the AssureNet transaction.

The Company's net revenues from services increased approximately 51.2%, or $2.37 million, from $4.63 million for the nine months ended September 30, 1996 to $7.00 million for the nine months ended September 30, 1997. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance, as well as the addition of the Defender customers on maintenance acquired through the AssureNet transaction. For those periods in 1996 and 1997, net revenues from services represented 32.3% and 25.8% of total net revenues, respectively.

Revenues from North American and International operations were 80% and 20% of total revenues, respectively, for the nine months ended September 30, 1997 as compared to 74% and 26%, respectively for the same period in 1996.

Cost of Net Revenues

The Company's cost of net revenues for product licenses increased approximately 354.6%, or $1.23 million, from $346,000 for the nine months ended September 30, 1996 to $1.57 million for the nine months ended September 30, 1997. For those periods in 1996 and 1997, cost of net revenues for product licenses represented 3.6% and 7.8% of net revenues from product licenses, respectively. The increase in the cost of net revenues for product licenses is primarily attributable to the commencement of amortization on the purchased software acquired through the AssureNet transaction, plus the increased cost of producing the hardware products associated with the Defender product line. Cost of net revenues for product licenses, as a percentage of revenues from product licenses, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, or an increase or decrease in licenses of royalty bearing products.

The Company's cost of net revenues from services increased 39.8%, or $387,000 from $973,000 for the nine months ended September 30, 1996 to $1.36 million for the nine months ended September 30, 1997. For those periods in 1996 and 1997, cost of net revenues from services represented 21.0% and 19.4% of net revenues from services, respectively. The dollar increase in cost of net revenues from services is directly related to the increase in staff of the Company's customer support operations necessary to support a larger installed customer base as well as additional products offered by the Company, including the Defender product line acquired from AssureNet.

Sales and Marketing

Sales and marketing expenses increased 52.7%, or $4.57 million, from $8.67 million for the nine months ended September 30, 1996 to $13.25 million for the nine months ended September 30, 1997. For those periods in 1996 and 1997, sales and marketing expenses represented 60.4% and 48.8% of total net revenues, respectively. The increase in dollar amount was due to the additional investment in staff to support the company's growth as well as the addition of costs associated with the Defender product line. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Research and Development

Research and development expenses increased 67.6%, or $2.37 million, from $3.51 million for the nine months ended September 30, 1996 to $5.88 million for the nine months ended September 30, 1997. For those periods in 1996 and 1997, research and development expenses represented 24.5% and 21.7% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the OmniGuard family of software products including OmniGuard/Enterprise Resource Manager, in addition to the costs associated with the Defender product line acquired from AssureNet. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses increased 37.1%, or $658,000, from $1.77 million for the nine months ended September 30, 1996 to $2.43 million for the nine months ended September 30, 1997. For those periods in 1996 and 1997 general and administrative expenses represented 12.3% and 9.0% of total net revenues, respectively. The increase in dollar amount is primarily a result of increased staffing to support organizational growth and the integration of AssureNet. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Write-off of purchased in-process research and development

The Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million for the write-off of purchased in-process research and development that had not reached technological feasibility and had no probable future use.

Income from Continuing Operations before Royalties, Interest and Taxes

As a result of the approximately $27.63 million write-off of purchased in-process research and development, the Company recorded a loss from continuing operations before royalties, interest and taxes of $24.97 million for the nine months ended September 30, 1997 compared to a loss of $914,000 for the nine months ended September 30, 1996. Excluding the one-time charge, income from continuing operations before royalties, interest and taxes increased $3.58 million, or 391.7%, from a loss of $914,000 to income of $2.67 million, for the nine months ended September 30,1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

Royalty Income

The Company recorded royalty income of $2.27 million for the nine months ended September 30, 1997, a decline of $131,000 or 5.5%, from $2.40 million for the same period during 1996. This royalty is pursuant to the Exclusive Distributor License Agreement with Raxco.

For the nine month period ended September 30, 1997, Raxco reported to the Company gross revenues of $8.50 million, which included approximately $7.55 million of OpenVMS utility revenues.

Interest Income

Interest income increased 89.5%, or $598,000, from $668,000 for the nine month period ended September 30, 1996 to $1.27 million for the nine month period ended September 30, 1997. The increase is attributable primarily to having the proceeds from the Company's initial public offering fully invested over the course of the nine month period and a general increase in interest rates.

Income Taxes

The Company accounts for income taxes under SFAS 109. The Company's history of net operating losses has made the realization of its tax credit carryforwards uncertain. Accordingly, the Company placed a partial valuation allowance against its deferred tax assets.

The Company recorded a tax provision related to its income from continuing and discontinued operations for the nine months ended September 30, 1996 and September 30, 1997.

Income (Loss) from Continuing Operations

As a result of the approximately $27.63 million write-off of purchased in-process research and development, the Company recorded a loss from continuing operations of $23.91 million for the nine months ended September 30, 1997 compared to income of $1.73 million for the nine months ended September 30, 1996. Excluding the write-off, income from continuing operations increased $1.99 million, or 115.5%, from $1.73 million to $3.72 million, for the nine months ended September 30, 1996 and 1997, respectively.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased 88.1% , or $1.89 million, from $2.14 million for the nine month period ended September 30, 1996 to $255,000 for the nine month period ended September 30, 1997. For those periods in 1996 and 1997, income from discontinued operations represented 14.9% and .9% of total net revenues, respectively. The Company currently anticipates no further income from discontinued operations.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $14.70 million at September 30, 1997, a decrease of approximately $2.56 million from $17.26 million at December 31, 1996. During the nine month period ended September 30, 1997, the Company financed its operations primarily through cash reserves and available working capital. For the nine month period ended September 30, 1996, the Company financed its operations primarily through cash flows generated from discontinued operations and available working capital. The Company's continuing operating activities generated cash of $800,000 and used $1.04 million for the nine month periods ended September 30, 1996 and 1997, respectively. During the nine months ended September 30, 1997, the Company's use of cash from continuing operating activities was primarily a result of the payment of transaction costs related to the acquisition of AssureNet, the payment of severance and accrued expenses assumed through the AssureNet acquisition and the payment of accrued bonuses, value-added tax (VAT), commissions and other accrued expenses associated with the Company's performance in the previous calendar quarters.

The Company made capital expenditures of approximately $733,000 and $668,000 for the nine month periods ended September 30, 1996 and 1997, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of September 30, 1997.

During the nine month period ended September 30, 1997, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $2.27 million for transaction costs associated with the acquisition of AssureNet; 2) the Company made payments totaling $2.79 million in severance and assumed liabilities from the AssureNet acquisition; 3) the Company paid-off the $1.23 million balance for the line of credit carried by AssureNet, which included draws of $490,000; 4) the Company received proceeds of $1.82 million from the issuance of common stock; 5) the Company received payments totaling $645,000 on the note receivable related to the sale of the Company's storage management products in 1994; 6) the Company received $47,000 in proceeds from the sale of leasehold improvements; and 7) the Company received $448,000 from the maturity of short-term investments.

The Company believes that the net proceeds from the initial public offering, cash generated from operations, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from the OmniGuard family of software products, the Company does not believe prior growth rates are necessarily indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to the OmniGuard family of software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the integration of AssureNet operations and products into the Company's operations and product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; changes in the level of operating expenses; and competitive conditions in the industry.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In August 1997, all claims against the Company and Raxco contained in a lawsuit filed by Advanced Systems Concepts Inc. ("ASCI") in the U.S. District Court for the District of New Jersey in November 1995 were dismissed with prejudice pursuant to a settlement agreement among the Company, Raxco and ASCI. The settlement of claims against Raxco and the Company did not affect ASCI's claims in the lawsuit against the other parties defendant. The settlement had no financial effect on the Company.


Item 6.  Exhibits and Reports on Form 8-K.

       Exhibit Number               Exhibit Description

           3.1*                     Amended and Restated Certificate of Incorporation of the Company.
           3.2+                     Amended and Restated Bylaws of the Company.
           4.1*                     Specimen stock certificate for shares of Common Stock of the Company.
         10.1*                      The Company's 1991 Amended and Restated Stock Option Plan.
         10.2***                    The Company's 1996 Amended and Restated Stock Option Plan.
         10.3**                     The Company's 1996 Amended and Restated Directors' Stock Option Plan.
         10.7*                      Registration Rights Agreement dated as of December 10, 1992, by and among the Company and the parties thereto.
         10.7.1**                   Amendment No. 1 to Registration Rights Agreement dated as of
                                    February 26, 1997, by and among the Company and the parties thereto.
         10.8*                      Settlement Agreement effective as of September 13, 1991, by and among the Company and the parties thereto.
         10.9*                      Form of Indemnification Agreement between the Company and its directors and executive officers.
         10.10*                     Agreement of Merger  dated as of November  17, 1994,  among the
                                    Company, Datamedia Corporation and Raxco Acquisition Corporation.
         10.11*                     Lease Agreement dated as of September 6, 1995, by and between
                                    Research Grove Associates and the Company.
         10.12*                     Lease of Real Property dated as of March 7, 1995, by and between
                                    TNK Associates and the Company.
         10.13*                     Deed of Lease dated as of March 14, 1995 by and between Bill
                                    Harris Music, Inc. and the Company.
         10.14*                     Agreement dated as of December 30, 1987, by and between the
                                    Company and William R. Davy.
         10.15*                     Agreement dated as of September 20, 1990, by and between the
                                    Company and William R. Davy.
         10.16*                     Agreement dated as of November 7, 1991, by and between the
                                    Company and William R. Davy.
         10.17++                    Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22, 1997.
         10.18*                     Severance Arrangement for John C. Becker, dated October 16, 1992.
         10.19*                     Severance Arrangement for Brett Jackson, dated October 16, 1992.
         10.20*                     The Company's Officer/Vice President Severance Policy.
         10.21*                     Exclusive Distributor License Agreement, effective as of December 31,
                                    1995, between the Company and Raxco Software, Inc.
         10.22*                     Administrative Services Agreement, effective
                                    as of December 31, 1995, between the Company
                                    and Raxco Software, Inc.
         10.24*                     Agreement and Plan of Separation,  effective
                                    as of December 31, 1995, between the Company
                                    and Raxco Software, Inc.




         10.29**                    Amended Agreement and Plan of Merger among the Company,
                                    Axquisition,  Inc., and AssureNet  Pathways,
                                    Inc.,  dated  as  of  January  6,  1997  and
                                    amended February 26, 1997.
         11.1                       Computation  of Net Income Per Share for the
                                    nine  months  ended  September  30, 1996 and
                                    1997.
         21.1*                      Subsidiaries of the Registrant.
         27                         Financial Data Schedule


There were no reports on Form 8-K filed by the  Company  during the three  month period ended September 30, 1997.
--------------------------------------------------------------------------------------------

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

         ++       Previously  filed as an  exhibit  to the  Company's  Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AXENT TECHNOLOGIES, INC.


Date: November 11, 1997                      By:  /s/ Robert B. Edwards, Jr.
                                                  --------------------------
                                                  Robert B. Edwards, Jr.
                                                  Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)