Form 10-K405
period 1997-12-31
AXENT TECHNOLOGIES INC
filed 1998-03-31
CIK 1007997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

     (MARK ONE)
         X                Annual Report Pursuant to Section 13 or 15(d) of the
        ---               Securities Exchange Act of 1934
                          For the Fiscal Year Ended December 31, 1997
                                          or
                          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                          For the transition period from _____ to _____

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

          Securities Registered Pursuant to Section 12(g) of the Act:

                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS:           ON WHICH REGISTERED:
            -----------------------         --------------------
            Common Stock, par value         Nasdaq National Market
                $0.02 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XX   No
                                       --      --

Documents incorporated by the reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was approximately $635,071,000.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 1998 was 24,066,801.

                           AXENT TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

PART I

Item 1.       Business.............................................................................   1
              Overview
              Industry Background
              AXENT's Information Security Solution
              Products and Services
              Sales and Marketing
              Customers
              Product Development
              Competition
              Intellectual Property Rights
              Employees
Item 2.       Properties...........................................................................  11
Item 3.       Legal Proceedings....................................................................  11
Item 4.       Submission of Matters to a Vote of Security Holders..................................  12

PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters............  12
Item 6.       Selected Consolidated Financial Data.................................................  13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations........................................................................  15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...........................  28
Item 8.       Financial Statements and Supplementary Data..........................................  28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  28

PART III

Item 10.      Directors and Executive Officers of the Registrant...................................  28
Item 11.      Executive Compensation...............................................................  28
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................  28
Item 13.      Certain Relationships and Related Transactions.......................................  28

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  28

              Signatures...........................................................................  50

                                    PART I


FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION OF AXENT'S PROSPECTUS/JOINT PROXY STATEMENT DATED JANUARY 2, 1998 ENTITLED "RISK FACTORS" AND THE SECTION OF THIS FORM 10-K ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS AXENT FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FILED BY AXENT IN 1997 AND TO BE FILED IN 1998. READERS ARE CAUTIONED NOT TO RELY ON FORWARD-LOOKING STATEMENTS. AXENT HAS NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF FILING OF THIS FORM 10-K.


ITEM 1.  BUSINESS.

Overview

     AXENT Technologies, Inc. ("AXENT") is a leading developer and provider of information security solutions designed to manage security policies and protect the integrity of enterprise computer networks, including Internet-based systems, internal networks, and individual servers, workstations and desktop and laptop computers. AXENT emphasizes its ability to address more of the information security issues facing organizations than any other single vendor as well as the functional robustness and multiple platform coverage of its solutions. When combined together, AXENT's products provide a more comprehensive approach to minimizing the risks associated with the inherent vulnerabilities of today's computing environments that provide inviting opportunities for computer hackers, curious or disgruntled employees, contractors and competitors to compromise or destroy sensitive information within the systems or to otherwise disrupt the normal operation of the systems.

     AXENT's products provide security assessment and policy management, intrusion detection, data confidentiality, system and network access control, user administration, activity monitoring, secure authentication solutions for remote network access and virtual private networking capabilities for remote users and remote sites. These products allow customers to create trusted systems and networks that are protected from access, theft and damage by unauthorized users from untrusted systems or networks such as the Internet and also enable the creation of virtual private networks ("VPNs") through the encrypted transmission of information across untrusted networks.

     AXENT expects to continue expanding its product offerings through acquisition, internal development and marketing arrangements to maintain its leadership in the field of information security solutions for enterprise computing environments. While its security management products have been internally developed, AXENT completed acquisitions of AssureNet Pathways, Inc. ("AssureNet") in March 1997 and Raptor Systems, Inc. ("Raptor") in February 1998, which added secure authentication solutions for remote network access and virtual private networking capabilities, network security solutions and secure intranet and Web-access products.

INDUSTRY BACKGROUND

     As organizations implement distributed enterprise information systems, mission-critical applications and data, such as payroll, financial reporting, order processing, billing, manufacturing design, funds transfer, customer and supplier records, and medical records, are increasingly being deployed on networks of personal computers, workstations and servers. The accessibility and relative anonymity of users on these systems make the enterprise information systems and the integrity of the information that is stored on these systems inherently vulnerable to compromise or destruction. In addition, enterprise information systems are complex and involve a variety of hardware, operating systems, networking protocols, and applications supplied by a multitude of vendors, making these systems difficult to manage, monitor and protect. Further, each application, operating system and device connected to an enterprise system has its own method of addressing security, creating inconsistencies throughout the system and adding different types of vulnerabilities that can be exploited by an unauthorized user.

     The demand for information security has increased with the proliferation of enterprise information systems and the need for connectivity beyond local area networks ("LANs") to enterprise-wide networks spanning multiple LANs and wide area networks ("WANs"), including public networks such as the Internet. As businesses empower employees with internal information on the desktop and run critical enterprise applications across geographically dispersed facilities, critical information may be scattered across thousands of file servers and personal computers. When customers, remote employees, suppliers and other business partners link inexpensively into enterprise information systems, the number of points of access to critical information increase significantly. In addition, data is communicated over the Internet or other insecure networks that are vulnerable to interception of communications and increase accessibility by hackers. The increased number of users sharing computing resources and communicating over LANs, WANs and public networks such as the Internet poses significant access and security issues. Those issues are difficult to address due to breadth and ease of access, the use of disparate computing hardware, operating systems and communications protocols and insecure communications across the Internet, intranets, extranets and many internal networks. In addition, an enterprise security solution must provide a central point of control so that a security administrator for the enterprise can configure, monitor and manage all security issues throughout the enterprise uniformly and efficiently.

     Although enterprise information systems have many business advantages, the conflict between the benefit of easy access to information and the need to protect and secure sensitive information requires information security solutions specifically designed to function in large-scale, multi-platform computing environments. Those solutions must perform the following functions:

     . Security management. Enable management to centrally define, manage, implement and enforce security policies which are tailored to the specific needs and requirements of the business;

     . Access Control. Control access to computing resources such as clients, servers, networks, intranets or specific Web-application data for intranets and extranets;

     . Identification and authentication. Ensure the identity of users attempting to access computing resources;

     . Data protection. Preserve the confidentiality and integrity of information by ensuring that only those with proper authority may view, monitor, modify or delete information;

     . Intrusion Detection. Monitor systems to detect and prevent intrusions or unauthorized actions; and

     . User Administration. Centrally administer a user's credentials and privileges.

     AXENT believes that most organizations seek a comprehensive set of systems and network security products that can accommodate a large number of users and integrate heterogeneous computing resources into a centrally manageable, reliable and secure computing environment. The operating systems of most distributed computing platforms and most third-party products generally address only some of these needs, and few vendors provide centralized security management or user administration for heterogeneous environments. In an enterprise information environment, all of these functions must be available on all parts of an enterprise system--personal computer or workstation, internal network, server and connections to external networks such as the Internet--to provide robust security.

AXENT'S INFORMATION  SECURITY SOLUTION

     AXENT's approach to information security is to develop, market and support a broad range of system and network security software products for the protection of computer networks, including global Internet-based systems, internal networks and individual servers, workstations and desktop and laptop computers. AXENT believes that its integrated approach to systems and network security products combined with its consulting services provides a more comprehensive information security solution than the single product offerings marketed by many of its competitors.

     AXENT's security management products enable organizations to establish appropriate security policies, including the need for centralized management of the level of security on all platforms, status reporting and actions to be taken to enforce security policies. Security management products ensure that only authorized users have access to computing resources such as clients and servers or the network itself, and monitor all systems to detect and prevent intrusions or unauthorized actions. AXENT's security management products authenticate users logging onto the network and preserve the confidentiality and integrity of information by allowing only those who have proper authority to view, monitor, modify or delete information. The security management products also enable the security administrator to establish authorized users, create, modify and delete user privileges and manage the credentials of users.

       AXENT's Defender products provide access control, user authentication, security management and encrypted communications over the Internet and public carrier facilities primarily for the remote access market. The Defender Security Server and Defender software tokens utilize one-time dynamic password
challenge/response identification and authentication methodology.   AXENT also
offers a Defender hardware token for users who must use different or multiple computers. The Defender token security system uses "two-factor authentication" methodology in which something the user knows (a password or personal identification number) and something the user has (the software token on the user's computer or the hardware token) affirmatively identifies the user. Because the Defender Security Server generates a dynamic (constantly changing) challenge and transmits it to the user's computer in an encrypted message, and the Defender software token generates a dynamic response and transmits it to the Defender Security Server in an encrypted message, the Defender authentication technology is not susceptible to "sniffing" programs that detect static challenges or responses or attacks that randomly generate thousands of short passwords. The Defender software token is incorporated into the PowerVPN product that provides virtual private networking using an encrypted "tunnel" to communicate securely over the Internet, intranets or public carrier facilities. The PowerVPN product also is bundled with AXENT's PCShield product as "Security Briefcase," to provide full Defender authentication, virtual private networking, automatic encryption and decryption of all files to which the user has access on the user's hard drive or network drives and user administration functions.

       AXENT's Raptor products include a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. The Raptor products include an application-level firewall, access control products for workgroups and LANs, virtual private network technology that enables an enterprise to communicate securely over the Internet and internal networks (including intranets), products that secure mobile computer users and remote sites and network security management products. The Raptor products also include a Web access product that provides blocking of undesirable sites and a product that provides centralized management, authentication and authorization of users of Web applications, such as applications supporting electronic commerce.

     AXENT seeks to provide a comprehensive family of products that address an organization's enterprise security requirements. AXENT intends to add new products, enhance existing functions and increase the number of platforms supported by its products. AXENT believes that adding new products and functions to its existing product families and product lines will allow it to market new technology to current customers while it expands its customer base. AXENT also intends to integrate many of the functions of its system and network security products to provide seamless sharing of functionality and management capability.

     AXENT believes that the depth of its product functionality and breadth of platform support give it an advantage over its competitors. Because of the difficulty in developing software products that function across multiple, disparate platforms, AXENT believes that its technology leadership creates a significant barrier to entry for single platform vendors that attempt to support multiple platforms. AXENT has invested heavily in developing several cross-platform technologies, which serve as the core of its product families and provide hard-to-duplicate product features.

     AXENT believes that there is a significant need for technical expertise in deploying enterprise security solutions. AXENT has an experienced consulting services group that is available to supply services before, during and after a product sale, to configure a security solution appropriate to an enterprise's needs. AXENT intends to expand its consulting services business to enable faster implementation and rollout of AXENT's products.

PRODUCTS AND SERVICES

Security Management Products

     AXENT's family of security management software products provides business managers with a framework and the capability to centrally manage information security across enterprise computing environments.

 .   OmniGuard/Enterprise Security Manager(R). Enterprise Security Manager,
    AXENT's flagship product, enables a security administrator to centrally define, manage and enforce information security policies in enterprise computing environments and works with other AXENT security management products and third-party security products, as well as other applications and database security, such as Oracle(R). It provides a security management framework that enables the establishment of security policies based on business risk analysis, central control of the level of security on all platforms, determination of the status of information security in the enterprise and enforcement of corporate security policy. Enterprise Security Manager security policies can be applied to a single user or machine, a group of users or machines or to an entire organization. It integrates security functionality from the operating system with the functionality provided by it and other AXENT security management products, as well as systems management frameworks such as BMC's Patrol, Tivoli Management Environment, H-P OpenView and others. With an easy-to-use graphical user interface, Enterprise Security Manager permits information security administrators to quickly assess the overall status of corporate information security and analyze weak areas. It monitors the entire network for viruses, worms, weak passwords, trap doors, modifications to key programs or files, users with unauthorized privileges, Internet vulnerabilities and other security threats.

 .   Intruder Alert(TM). Intruder Alert permits information security administrators to monitor an organization's network for suspicious events, unauthorized activity and abuse of the network in real time. Using a graphical user interface, a security manager can define rules and desired reactions to unauthorized events across heterogeneous UNIX, NetWare, Windows NT and personal computer platforms on the organization's network. Intruder Alert combines packet monitoring, audit trail management and real-time node-level activity monitoring, and uses knowledge-based technology to correlate multiple events across multiple machines to determine if a security violation has occurred. In addition to logging an event, Intruder Alert can alert the security administrator of significant security threats in real time by a message to the administrator's workstation, e-mail or pager. Intruder Alert can also take active measures to control security such as disconnecting a session, shutting down an application, blocking an external Internet address or alerting an Internet firewall to block a particular type of access. Intruder Alert is backed by AXENT's Information Security SWAT team, whose mission is to stay on top of the latest hacker attacks and provide new security countermeasures to detect and prevent them. Intruder Alert customers receive constant updates from the AXENT SWAT team to address the latest threats.

 .   PCShield(TM). PCShield, formerly named Enterprise Access Control, allows managers to centrally define and control access to information on computers running Windows 95 or Windows NT through user identification and authentication functions, providing these systems with security functionality meeting U.S. Government "C2" functionality guidelines. PCShield allows system administrators to define file-level discretionary access controls and automatically encrypts and decrypts protected files in a manner transparent to the user, so that only authorized users can access that file on the local hard drive, on a network server or as it is transferred over either internal or external networks. PCShield also offers features such as single sign-on to network servers, secure deletion of protected files, idle workstation locking and enhanced password checking.

 .   Enterprise Resource Manager(TM). Enterprise Resource Manager is a family of products designed to administer users and other computing resources as well as identify and authenticate network users. It provides enterprise-wide user account administration across heterogeneous computing platforms, including IBM MVS, UNIX, NetWare, Windows NT, Windows 95, Netscape, and others. For end users, Enterprise Resource Manager provides one-time authentication, which allows access to a wide range of computing platforms and applications without the need to re-authenticate or remember remote access procedures or multiple passwords. Enterprise Resource Manager includes a series of management modules that enable user account administration and authentication for individual platforms. Each shares a common architecture, yet provides platform specific components that can be purchased and deployed according to the needs of the enterprise. Modules currently available include:

     . UNIX Resource Manager, which centralizes administration across heterogeneous UNIX platforms and provides enhanced UNIX authentication.

     . NT Resource Manager, which provides fine-grained control over user administration across multiple NT domains or NT clients.

     . NetWare Resource Manager, which automates the process of granting user IDS across the multiple bindery NetWare servers or in mixed bindery/NDS environments as well as enhanced NetWare authentication.

     . MVS Resource Manager, which facilitates the administration of users across a mix of RACF, ACF 2 or Top Secret environments and ensures secure authentication to MVS mainframes.

     . Windows 95 Resource Manager, which enables organizations to centrally manage Windows 95 desktop and notebook security in conjunction with PCShield.

     . Software Developers Kit, which enables organizations to add administrative support for applications developed in-house or by a third party.


 .   Privilege Manager(TM) for UNIX. Privilege Manager for UNIX enables users to execute programs or commands that ordinarily require UNIX root privileges without having to give the user access to the root account. In addition, this product provides a full and indelible audit trail of all actions occurring in important accounts such as root.

 .   NetRecon(TM). NetRecon is an intelligent network probe that scans enterprise networks to determine security vulnerabilities, including interrelated threats, and enable the security administrator to prioritize activities to plug security holes. Its third-generation UltraScan technology executes multiple scans simultaneously, checking for common vulnerabilities in multiple systems, firewalls, routers, gateways, webservers and other devices. NetRecon uses all leading network protocols to cover all network devices across a variety of operating systems and communications protocols. NetRecon is tightly integrated with Enterprise Security Manager.

 .   Security Briefcase(TM). Security Briefcase provides a three-pronged security solution: two-factor strong user authentication, personal VPN and policy-based automated local file encryption. Security Briefcase addresses all the remote access security needs of the corporate road warrior with cost effective virtual private network connectivity, two-factor user authentication, boot protection, and automated file encryption. The combination of multiple and essential security features allows users to eliminate expensive long-distance and 800 number remote access charges, secure the network from unauthorized mobile users and protect the valuable data stored on the laptop.

Defender Network Access Products

 .   Defender(TM) Software Token. The Defender software token can be programmed with a secret seed value by the security administrator for the enterprise. When installed on a laptop or desktop computer, the Defender token automatically computes a response to the challenge generated by the Defender Security Server and transmits the response to authenticate the user. A Defender hardware token is available for users of different or multiple computers.

 .   Defender Security Server(TM). This product runs on an organization's network and connects by a mutually authenticated channel to communications servers, firewalls and the PowerVPN Gateway. Defender Security Server issues random challenges to users, calculates expected responses from the user's unique tokens and authenticates the users for network access if the responses match. It includes software for a hot backup server to provide continuous operation in the event of hardware failure and load balancing for two or more communication servers or firewalls. The Defender Security Server runs on Windows NT, Sun Solaris, and NetWare and is available with integrated Remote Authentication Dial-In User Service (RADIUS) server functionality, letting end users leverage the Defender Security Server as the single secure remote access server solution and management platform. The combined Defender/RADIUS solution enables administrators to manage users and authorizations in one place, instead of two. The Defender/RADIUS solution provides highly secure two-factor authentication, authorization and accounting while simplifying the management of mobile user remote access.

 .   Defender Management Software and Reports. The Defender Management Software
    manages user IDs, tokens and access privileges. It can manage multiple Defender Security Servers and produces reports of remote user connections for capacity planning, cost allocation, call traffic analysis, user management and overall security management.

 .   PowerVPN(TM). PowerVPN provides integrated two-factor user identification, authorization and session encryption that creates an encrypted "tunnel" for secure communications over the Internet or other public carrier facilities. By permitting secure communication over the Internet, PowerVPN eliminates expensive long-distance and 800-number calls from mobile computing users. Users simply dial into the Internet using a local number and enter the user's personal identification number (PIN) to activate the Defender software or hand-held token which authenticates the user and connects to authorized resources on the corporate LAN. PowerVPN assures that the LAN is secure as it verifies that remote users are who they say they are, and it encrypts data transmission from the user's personal computer to the corporate LAN.

Raptor Network Security Products

 .   Raptor Firewall. The Raptor Firewall, formerly known as Raptor's Eagle application-level firewall, is the foundation of the Raptor integrated network security solution. The Raptor Firewall secures communications over the Internet or other public networks and serves as a barrier between the Internet and the enterprise network. It is an enterprise security product that offers the proven security of application-level proxies combined with the flexibility and extensibility of packet filtering. Raptor Firewall NT incorporates the broadest range of security features, including secure tunneling with IPSec and ISAKMP/Oakley industry-standard protocols, IP spoof checking, a wide selection of strong authentication alternatives, a powerful and flexible management interface, and the industry's only firewall-integrated content blockers, WebNOT and NewsNOT. The Raptor Firewall includes a powerful network security management facility with intuitive graphical user interface, real-time suspicious activity monitoring and alert capabilities, multiple types of standard encryption and authentication, proxy services and RaptorConnect virtual private networking.

 .   RaptorLAN(TM) and RaptorDesk(TM). RaptorLAN and RaptorDesk, formerly known as Raptor's EagleLAN and EagleDesk products, respectively, are designed for improving the internal security of a LAN or Intranet by protecting against unauthorized access to network resources by internal users. RaptorLAN provides workgroup security while RaptorDesk protects communications among individual PCs within and across workgroups.

 .   RaptorMobile(TM). RaptorMobile, formerly known as Raptor's EagleMobile product, provides multiple levels of security for remote users utilizing a PC to connect to an internal network or communicate within an Intranet. RaptorMobile provides password protection for the PC, user authentication to prevent unauthorized access to internal network resources and encrypted "tunneling" of communications to protect the integrity of information transmitted over the Internet or other public carrier facilities.

 .   RaptorConnect(TM) and RaptorNetwatch(TM). RaptorConnect and RaptorNetwatch,
    formerly known as Raptor's EagleConnect and EagleNetwatch products, respectively, provide centralized configuration, monitoring, administration and management capabilities in support of the Raptor Firewall. RaptorConnect creates encrypted, authenticated "tunnels" of communication within an enterprise's network and over a public network, such as the Internet. RaptorConnect transparently manages connections between the network security points throughout the entire enterprise. RaptorNetwatch provides data graphing and 2D/3D visualization of network activity, including protocol and application monitoring and reporting and trend analysis.

 .   THE WALL(TM). THE WALL is a Windows NT-based preconfigured firewall for protecting an organization's file transfers, electronic mail and World Wide Web access, including blocking objectionable Web sites. It is designed to specifically address the needs of smaller companies, schools and municipalities for safe, simple and affordable access to the World Wide Web. THE WALL provides the industry's highest level of security against outside attacks by denying all incoming access to an organization's network. It serves as the foundation for a new, entry-level product and provides a clean and simple upgrade path to the Raptor Firewall.

 .   Web Defender(TM). Web Defender, formerly known as Raptor Axcess, supports a company's growing number of Web applications. It provides central management to authenticate and authorize end users. The result is simple, single sign-on access to proprietary corporate data distributed across the Web. With scaleable architecture supporting multi-vendor servers, Web Defender is designed to grow as quickly as the user's corporate Web.

Services

     In addition to its software products, AXENT provides fee-based, on-site consulting and training services through a group of information security analysts. AXENT's information security analysts deliver standardized fixed-price consulting packages that can provide customers with an objective assessment of their existing security systems, identify shortcomings in their computers or networks and suggest corrective actions. The analysts, on a fee basis, assist with information risk analysis, develop security policy, implement AXENT's products and help organizations securely connect to the Internet. The analysts also design customized consulting packages to help customers analyze their information security requirements, integrate in-house security products into AXENT's product framework or develop customized information security solutions. In addition, the analysts provide pre-sales assistance for customers evaluating AXENT's software products.

     AXENT believes that a high level of continuing customer service and support is required to be successful in the enterprise information security market. All customers who enter into maintenance agreements with AXENT are provided normal business hours telephone support staffed by experienced information security professionals. For an additional charge, customers can receive telephone support twenty-four hours a day, seven days a week. All customers who enter into maintenance agreements with AXENT receive non-specific free upgrades and enhancements to the current products that are made generally available and access to technical support personnel for answers to product-related questions. Fees for maintenance services are charged separately from AXENT's software products.

     AXENT offers a comprehensive, standardized education and training program to end-users of its products. Training classes are offered through in-house facilities at AXENT's offices in Utah and Massachusetts as well as at customer locations. AXENT also provides on-site training services upon request by customers. Fees for educational and training services are charged separately from AXENT's software products.

SALES AND MARKETING

     AXENT markets its products and services through a direct selling organization and through a mix of indirect channels, including distributors, resellers and systems integrators, both domestically and abroad. The sales organization is divided regionally among the Americas and international operations, which is divided into Europe and the Asia/Pacific regions. AXENT has domestic sales offices in Maryland, California, Massachusetts and a number of other states, and has international sales offices in England and in several other countries in Europe and the Asia/Pacific region. During 1997, approximately 74% of AXENT total revenues were through the direct selling organization and approximately 26% of total revenues came through AXENT's indirect channels, compared with approximately 91% of AXENT total revenues through the direct sales organization and approximately 9% of total revenues through AXENT's indirect channels during 1996 .

     AXENT's direct selling organization sells primarily to large, corporate customers that have deployed or are beginning to deploy mission-critical applications into client/server computing environments. AXENT's sales strategy emphasizes activity-based selling, including telemarketing, to qualify prospects and determine their information security requirements and strategic solution selling once potential customers are identified. On-site meetings, often conducted with one of AXENT's consulting staff, are used to demonstrate information security solutions to finalize product and service transactions. A customer's decision to use AXENT's products may involve a substantial financial commitment, including the license costs, consulting fees and maintenance fees, which may require approval of the customer's senior management. Decisions regarding certain AXENT security management products may also involve significant user education and deployment costs, as well as substantial involvement of the customer's personnel resources, which may result in a long or unpredictable sales cycle. AXENT has no significant inventory and little or no backlog.

     An important facet of AXENT's sales strategy is the development and expansion of indirect distribution channels, such as OEMs, distributors, value added resellers ("VARs"), systems integrators for particular vertical markets and other software vendors whose products fit well with those of AXENT. Before 1997, AXENT used distributors primarily to serve international markets in which AXENT had no direct presence, such as France, Germany, Italy, Norway, Sweden, Finland, Australia, Asia and South America. As a result of its acquisition of AssureNet in March 1997, AXENT added approximately 90 distributors and resellers, which sell primarily AXENT's Defender products. In February 1998, through its acquisition of Raptor, AXENT expanded its indirect selling capabilities with several "master distributor" relationships and over three hundred VARs, including strategic VARs, to which products were marketed directly, regional VARs and international VARs in Europe, the Pacific Rim, Australia and Latin America. In addition, AXENT expects to continue a relationship between Raptor and Compaq Computer Corporation relating to Raptor firewall products for Windows NT, and AXENT's relationship with BMC Software, Inc., Hewlett-Packard Company and IBM's Tivoli business unit. AXENT expects that it will continue its attempts to expand those indirect distribution relationships in the future and provide more channel-ready products to resell through those distributors and resellers, where appropriate.

     International revenues accounted for approximately 23% of AXENT's revenues in 1997, and approximately 24% of AXENT's revenues in 1996. See Note 14 of Notes to the AXENT Consolidated Financial Statements for financial information regarding AXENT's foreign operations.

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

     AXENT has experienced significant quarterly fluctuations in its operating results and anticipates such fluctuations in the future. Generally, revenues, operating income and net income have been higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the purchase of AssureNet mitigated that historic trend. AXENT believes that fourth calendar quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of AXENT's sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. AXENT historically has recognized a substantial portion of its license revenues in the last month of each quarter, and often in the last week of each quarter. AXENT expects that this will continue for the foreseeable future as the portion of revenues from indirect distribution channels increases.

CUSTOMERS

     AXENT primarily markets its products to large corporate and government customers directly and through distributors and resellers. AXENT's customers represent enterprises across a broad range of industries, including financial services, technology, professional services, government, consumer products and energy and utilities.

PRODUCT DEVELOPMENT

     AXENT believes that a technically competent, quality oriented and highly productive software development organization is the key to AXENT's continued successful product introduction. The software development staff is also responsible for enhancing AXENT's existing products and expanding its product line. AXENT's security management products have been developed primarily by its internal development staff, in some instances with the assistance of external consultants. Through the acquisition of AssureNet in March 1997, AXENT added to its product line the Defender software and hardware tokens, Defender Security Server, Defender Management Software and certain related in-process research and development projects, as well as the development staff responsible for those products. In February 1998, AXENT added to its product line the Raptor products, certain related in-process research and development projects and the development staff responsible for those products and projects.

     AXENT has four principal software development centers in Utah, New Hampshire, California and Massachusetts. The Utah development laboratory is responsible for AXENT's security management products and detection and response to new types of hacker attacks. The New Hampshire development laboratory is responsible for AXENT's resource management products. The California development laboratory is responsible for the Defender products and related technologies. The Massachusetts development laboratory is responsible for the Raptor products and related technologies. Each software laboratory operates with small project teams, support personnel, state-of-the-art software development tools, and industry standard languages and compilers.

     Each development center has tested the Year 2000 compliance of the products for which it is responsible. AXENT believes that the current versions of its products are Year 2000 compliant in that they will continue to function substantially in accordance with their respective specifications after 1999. There can be no assurance that operating systems or other programs operating on systems with AXENT products at various customer sites will properly address the change of century and millenium after 1999 or that testing of Year 2000 compliance by AXENT development centers will detect all possible errors or problems that may arise after 1999.

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

COMPETITION

     Competition in the information security market is intense and constantly evolving, and AXENT expects such competition to increase in the future. AXENT believes that significant competitive factors affecting this market are breadth of product, depth of product functionality, breadth of platform support, product quality and performance, conformance to industry standards, product price and customer support. In addition, AXENT believes that the ability to rapidly develop and implement new products and features for the market is critical. There can be no assurance that AXENT can maintain or enhance its competitive position against current and future competitors. Significant factors such as the emergence of new products, fundamental changes in computing technology and aggressive pricing and marketing strategies may also affect AXENT's competitive position. Many of these factors are out of AXENT's control.

     AXENT's competitors fall into four main categories: large, multi-product vendors, single purpose product providers, platform vendors and internally-developed or publicly available software.

     Large, multi-product vendors. AXENT's principal competitors include IBM Corporation, Network Associates, Inc., Computer Associates International, Inc. ("CA"), Securities Dynamics Technologies, Inc. ("Security Dynamics"), Secure Computing Corporation, Platinum Technology, Inc., Digital Equipment Corporation ("DEC") and Compagnie des Machines Bull SA ("Groupe Bull"). Each of these organizations has strategic software products that cover various aspects of information security and compete directly with one or more components of AXENT's product line.

     Single purpose product providers. AXENT's principal single purpose product competitors include Uti Maco GmbH, Memco Software Ltd. (Memco's products are also marketed by Platinum Technology, Inc. and IBM's Tivoli business unit), Fischer International Systems, Inc., Intrusion Detection, Inc., Internet Security Systems, Inc., CyberGuard and CheckPoint Software Technology, Ltd. These vendors each sell products that offer particular information security functions for specific computing platforms. These products compete with one or more of AXENT's products in specific functional areas or on specific platforms. While AXENT believes that these competitors do not provide the depth of function and breadth of platform support provided by AXENT's products, there can be no assurance that these competitors will not expand their product offerings to other functional areas or platforms and compete with more of AXENT's products.

     Platform vendors. AXENT competes with platform vendors such as Cisco Systems, Inc., DEC, Hewlett-Packard, IBM, Sun Microsystems, Inc. and Microsoft Corporation. Each of these vendors offers operating system software that often includes native security functionality. To the extent that the security features which become incorporated in operating systems overlap all or a portion of the functionality offered by AXENT's products, AXENT's products may no longer be required by customers to meet their information security requirements. All of these vendors have indicated plans to expand the information security within their operating systems.

     Publicly available software. A portion of AXENT's enterprise security solution occasionally competes with products that are internally developed by potential customers or available as "freeware" or "shareware" in the public domain for little or no cost.

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

INTELLECTUAL PROPERTY RIGHTS

     AXENT's success is heavily dependent on its proprietary technology. AXENT views its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. AXENT has no patents or patents pending with respect to its security information products, but has registered a number of its copyrights in the United States. AXENT has registered certain of its trademarks in principal foreign countries and currently is seeking to register other trademarks in those countries and in other foreign jurisdictions. AXENT uses a signed license agreement with many customers and a printed "shrink- wrap" license for all other users of its products in order to protect its copyrights and trade secrets. Since shrink-wrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state's laws and the laws of many foreign jurisdictions. The laws of Maryland, which the printed shrink-wrap licenses purport to make the governing law, are unclear on this subject.

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

EMPLOYEES

     As of March 2, 1998, AXENT and its subsidiaries, including Raptor, had over 392 active employees worldwide, of which approximately 341 were employed in offices in the U.S and approximately 51 were employed at other international offices. None of the employees of AXENT or its subsidiaries is represented by a labor union. AXENT has not experienced any work stoppages and considers its relations with its employees to be good.

     AXENT's future success will depend in significant part on its ability to attract and retain qualified personnel. Competition for such qualified technical, management, consulting and sales personnel is intense in the software industry, and there can be no assurance that AXENT can attract and retain necessary qualified personnel in the future.

ITEM 2. PROPERTIES.

     AXENT's headquarters is located in approximately 17,000 square feet of office space in Rockville, Maryland, which it has leased through February 1999. AXENT's development laboratories are located in Utah, New Hampshire and California, where it has leased approximately 20,000, 16,000, and 27,000 square feet, respectively. As a result of the merger with Raptor, AXENT also has primarily sales and marketing personnel and a development laboratory located in Massachusetts in approximately 35,000 square feet of leased space. AXENT also leases domestic sales offices in a number of locations, and approximately 9,000 square feet of office space in the United Kingdom and several other small foreign sales offices. AXENT believes that its existing facilities are adequate for its needs or that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

     On December 4, 1997, an action entitled Usher Fisher v. William Kaiser, et al. was filed in the Delaware Court of Chancery in and for New Castle County (the "Court"), purportedly as a class action on behalf of stockholders of Raptor, against Raptor, the members of Raptor's Board and AXENT. The complaint alleged that the Raptor Board breached their fiduciary duties in connection with the approval of the merger of Raptor and AXENT (the "Merger") and sought, among other things, to enjoin consummation of the Merger.

     The plaintiff filed an amended complaint with the Court in January 1998 that repeats the claim that the Raptor Board breached their fiduciary duties to the Raptor stockholders in connection with the approval of the Merger and alleges new claims which include, among other things, the lack of certain disclosures in the Prospectus/Joint Proxy Statement mailed to Raptor stockholders on or about January 5, 1998. The amended complaint also alleges that AXENT aided and abetted the alleged breaches of fiduciary duty by the Raptor Board. The amended compliant sought as relief, among other things, an order enjoining the consummation of the Merger and requiring Raptor to make additional disclosures to the Raptor stockholders concerning the Merger. Plaintiff obtained an order from the Court expediting proceedings and scheduling a hearing on a motion for preliminary injunction.

     Raptor and the Raptor Board believed that the allegations in the amended complaint were without merit, but also believed that the possibility of delay and possible uncertainty with respect to consummation of the Merger relating to the litigation were not in the best interests of Raptor and its stockholders. Accordingly, representatives of Raptor and AXENT entered into discussions with counsel for the plaintiff concerning a potential settlement of the litigation and reached an agreement in principle to settle the litigation on January 20, 1998. In connection with that agreement in principle, Raptor and the Raptor Board made no admission of liability but agreed to circulate to Raptor's stockholders a Supplement to the Prospectus/Joint Proxy Statement containing certain additional information, and the plaintiff agreed that, except for certain confirmatory discovery, he would refrain from further proceedings pending approval of a final settlement agreement by the Court and approval of the Merger by Raptor's stockholders. Finally, the defendants agreed not to oppose an application by plaintiff's counsel for an award of counsel fees and expenses not to exceed $250,000, which will be payable by Raptor if the fee application is approved. The Merger was approved by the requisite vote of Raptor stockholders on February 5, 1998 and was consummated on that date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     AXENT Common Stock is traded on The Nasdaq National Market under the symbol "AXNT."

     AXENT Common Stock began trading on The Nasdaq National Market on April 24, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of AXENT Common Stock on The Nasdaq National Market:

                                                                                             High    LOW
                                                                                            ------  ------
     1996
     Second Quarter (from April 24, 1996).................................................  24      13 1/2
     Third Quarter........................................................................  23 1/2   9 3/8
     Fourth Quarter.......................................................................  24 1/4  13

     1997
     First Quarter........................................................................  17 3/4  11
     Second Quarter.......................................................................  17 3/8  10 7/8
     Third Quarter........................................................................  22      14 3/8
     Fourth Quarter.......................................................................  25 1/2  15 1/8

     On March 23, 1998 the last reported sale price of AXENT's Common Stock was $28.25 per share. As of March 23, 1998, AXENT had approximately 375 stockholders of record, and approximately 12,000 beneficial owners, including former stockholders of Raptor, based upon information provided by brokers in connection with the mailing of proxy materials to holders of AXENT and Raptor common stock as of December 31, 1997.

          AXENT has never paid or declared any cash dividends on its Common Stock. AXENT currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data has not been restated to reflect consummation of the merger with Raptor Systems, Inc. on February 5, 1998, and should be read in conjunction with AXENT's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, are unaudited but have been derived from AXENT's consolidated financial statements included elsewhere in this Form 10-K, which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is also included in this Form 10-K. The selected consolidated financial data as of December 31, 1993, 1994 and 1995 and for each of the years ended December 31, 1993 and 1994 are unaudited but have been derived from audited financial statements of AXENT not included in this Form 10-K.

                                                                 Year Ended December 31,
                                                 -------------------------------------------------------
                                                      1993      1994      1995       1996        1997
                                                    --------  --------  ---------  ---------  ----------
                                                          (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
 Product licenses..............................      $4,316   $ 5,832    $10,117    $16,002    $ 32,078
 Services......................................       1,759     2,762      4,611      6,095       9,583
                                                     ------   -------    -------    -------   ---------
    Total net revenues.........................       6,075     8,594     14,728     22,097      41,661

Cost of net revenues...........................         939     1,238      1,747      1,912       4,204
                                                     ------   -------    -------    -------   ---------
 Gross profit..................................       5,136     7,356     12,981     20,185      37,457
                                                     ------   -------    -------    -------   ---------
Operating expenses:
 Sales and marketing...........................       3,751     5,697     11,324     12,610      18,926
 Research and development......................         860     1,644      3,976      5,034       8,394
 General and administrative....................         862     1,048      2,393      2,483       3,377
 Write-off of purchased in-process
 research and development......................          --     4,280         --         --      27,632
                                                     ------   -------    -------    -------   ---------
 Total operating expenses......................       5,473    12,669     17,693     20,127      58,329
                                                     ------   -------    -------    -------   ---------
Income (loss) from continuing
 operations before royalty,
 interest and taxes............................  .     (337)   (5,313)    (4,712)        58     (20,872)
Royalty income.................................          --        --         --      3,321       2,977
Interest income (expense)......................          --        --       (129)     1,065       1,760
Gain on sale of marketable securities..........          --        --         --         --       1,738
Income tax benefit (provision).................         906     2,040      2,146     (1,159)     (5,299)
                                                     ------   -------    -------    -------   ---------
Income (loss) from continuing
 operations....................................         569    (3,273)    (2,695)     3,285     (19,696)
Income from discontinued
 operations, net of tax........................       1,663     3,782      5,050      2,395         255
                                                     ------   -------    -------    -------   ---------
Net income (loss)..............................      $2,232   $   509    $ 2,355    $ 5,680    $(19,441)
                                                     ======   =======    =======    =======   =========
Net income (loss) per common share (basic):
 Continuing operations.........................      $ 0.07   $ (0.41)   $ (0.34)   $  0.35      $(1.65)
 Discontinued operations.......................        0.21      0.48       0.64       0.26        0.02
Net income (loss) per common
 share (basic).................................      $ 0.28   $  0.07    $  0.30    $  0.61      $(1.63)
                                                     ======   =======    =======    =======   =========
Number of shares used to compute basic
 earnings per common share.....................  .    7,875     7,944      7,949      9,386      11,927
                                                     ======   =======    =======    =======   =========
Net income (loss) per common share (diluted):
 Continuing operations.........................      $ 0.07   $ (0.40)   $ (0.32)   $  0.31      $(1.65)
 Discontinued operations.......................        0.20      0.46       0.60       0.23        0.02
                                                     ------   -------    -------    -------      ------
Net income (loss) per common
 share (diluted)...............................      $ 0.27   $  0.06    $  0.28    $  0.54      $(1.63)
                                                     ======   =======    =======    =======   =========
Number of shares used to compute diluted
 earnings per common share.....................  .    8,278     8,276      8,420     10,662      11,927
                                                     ======   =======    =======    =======   =========

CONSOLIDATED BALANCE SHEET DATA:
 Cash and cash equivalents.....................      $4,577   $ 6,612    $ 6,083    $17,261    $ 25,790
 Marketable securities.........................          --        --         --     18,629      15,100
 Net identifiable (assets)
 liabilities from discontinued
 operations....................................       3,685    (1,221)     1,319        163          --
 Working capital...............................         691     2,366      1,948     31,731      39,451
 Total assets..................................       7,141    10,009     12,646     44,001      56,475
 Total debt....................................          --     2,817        900         --          --
 Stockholders' equity..........................       1,358     1,944      2,976     34,448      43,059

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section of AXENT's Prospectus/Joint Proxy Statement dated January 2, 1998 entitled "Risk Factors" and the section of this Item entitled "Certain Factors That May Affect Future Performance." Readers should carefully review the risks described in other documents AXENT filed from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by AXENT in 1997.

OVERVIEW

  The financial statements of AXENT, selected financial data and other financial data included in this Form 10-K have not been restated to reflect consummation of the acquisition of Raptor, which was accounted for as a pooling-of-interests and consummated on February 5, 1998, in accordance with APB No. 16. In future reports covering periods subsequent to the consummation of the merger, AXENT's historical financial statements and related financial information will be restated to combine earlier financial statements of AXENT and Raptor. Unaudited pro forma financial information restated to reflect the combined
          --- -----
operations of AXENT and Raptor, consisting of statements of operation for the three years ended December 31, 1997 and balance sheets at December 31, 1997 and 1996, are included in this Item under the caption "Unaudited Pro Forma Combined Information of AXENT and Raptor."

  The financial statements and results of operations of AXENT include the operations of AssureNet Pathways, Inc. ("AssureNet") from January 7, 1997. AssureNet was acquired by AXENT in a transaction accounted for as a purchase. In connection with that transaction, AXENT incurred a one-time charge of approximately $27.63 million for the write-off of purchased in-process research and development costs in the first quarter of 1997.

  Since January 1, 1995, AXENT has divested (i) its Helpdesk products business, which was sold in February 1996, for cash, a note, royalties and the assumption of certain liabilities, and (ii) its OpenVMS utility software products business, which was conveyed to Raxco Software, Inc.("Raxco"), effective as of December 31, 1995. AXENT has retained ownership of the OpenVMS utility software products that are distributed by Raxco pursuant to an Exclusive Distributor License Agreement, which provides that Raxco will pay AXENT a royalty through 2000, unless extended. The historical results of operations for these divested operations have been accounted for as discontinued operations in accordance with APB No. 30. Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report contain forward-looking statements which involve risks and uncertainties. AXENT's actual results may differ significantly from the results discussed in forward-looking statements.

  AXENT's revenues are derived principally from two sources: (i) product license fees for the use of AXENT's software products and (ii) service fees for maintenance, consulting services and training related to AXENT's software products. AXENT generally ships its software on a trial basis and recognizes revenue upon acceptance of the software by the customer. Service revenues from consulting and training are recognized as services are performed, and maintenance revenues are deferred and recognized ratably over the maintenance period, typically one year.

  AXENT markets its products primarily through a direct sales organization, distributors and other marketing relationships. Sales made through distributors typically have a lower gross margin than direct sales. Revenues from independent distributors accounted for approximately 8%, 9% and 26% of AXENT's net revenues from its information security products for each of the years ended December 31, 1995, 1996 and 1997, respectively. AXENT expects the percentage of its net revenues derived from independent distributors to increase in future periods. AXENT generally records revenue from distributors at the net license or service fee, after deducting the distributors' commissions.

     AXENT is employing internal resources to test its computer systems and the computer programs it employs for Year 2000 compliance and to identify and correct any instances of Year 2000 problems that may exist. Management currently does not expect that Year 2000 compliance expense for its existing computer systems and the programs it employs will be material to the results of its operations or will involve significant capital expenditures.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenues. AXENT's net revenues from product licenses increased approximately 100%, or $16.08 million, from $16.00 million in 1996 to $32.08 million in 1997, representing 72% and 77% of total net revenues for

1996 and 1997, respectively. The increase in product license revenue is primarily attributable to broader acceptance of AXENT's products, the introduction and general release of new products and the expansion of available products running on new or additional platforms. AXENT has also benefited since January 7, 1997 from the licensing of the Defender products acquired through the acquisition of AssureNet.

     AXENT's net revenues from maintenance, support and consulting services increased approximately 57%, or $3.48 million, from $6.10 in 1996 to $9.58 in 1997, representing 28% and 23% of total net revenues for 1996 and 1997, respectively. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance, as well as the addition of the Defender customers on maintenance acquired through the AssureNet transaction.

     AXENT currently believes that year-to-year comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

     Revenues derived from North American and international operations as a percent of total revenues were 77% and 23%, respectively, in 1997 as compared to 76% and 24%, respectively in 1996.

     Cost of Net Revenues. AXENT's cost of net revenues for product licenses include the cost of media, product packaging, documentation and other production costs, amortization of purchased software, product royalties and provisions for bad debt. Cost of net revenues for product licenses increased approximately 296%, or $1.68 million, from $566,000 in 1996 to $2.24 million in 1997, representing 4% and 7% of net revenues from product licenses in 1996 and 1997, respectively. The increase in the cost of net revenues for product licenses is primarily attributable to the commencement of amortization on the purchased software acquired through the AssureNet transaction, plus the addition of the cost of producing the products associated with the Defender product line. Cost of net revenues for product licenses, as a percentage of revenues from product licenses, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, or an increase or decrease in licenses of royalty-bearing products.

     AXENT's cost of net revenues from maintenance, support and consulting services includes direct and indirect costs of providing technical support, consulting and training services to AXENT's customers. Cost of net revenues associated with services increased 46%, or $617,000 from $1.35 million in 1996 to $1.96 million in 1997, representing 22% and 20% of net revenue from maintenance, support and consulting services in 1996 and 1997, respectively. The dollar increase in cost of net revenues from maintenance, support and consulting services is directly related to the increase in staff of AXENT's customer support operations necessary to support a larger installed customer base as well as additional products offered by AXENT, including the Defender product line acquired in the AssureNet transaction.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits, bonuses and travel, advertising, public relations and trade shows. Sales and marketing expenses increased 50%, or $6.32 million, from $12.61 million in 1996 to $18.93 million in 1997, representing 57% and 45% of total net revenues for 1996 and 1997, respectively. The increase in dollar amount was primarily due to the additional investment in staff to support AXENT's growth as well as the addition of costs associated with the Defender product line. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. AXENT currently anticipates that the dollar amount of sales and marketing expenses will increase as AXENT continues to hire additional staff to support AXENT's growth in future periods.

     Research and Development. Research and development expenses consist primarily of personnel costs, including salaries, benefits, bonuses and travel, in addition to third party development contracts. Research and development expenses increased 67%, or $3.36 million, from $5.03 million in 1996 to $8.39 million in 1997, representing 23% and 20% of total net revenue for 1996 and 1997, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance AXENT's enterprise software products, in addition to the costs associated with the Defender product line acquired in the AssureNet transaction. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. AXENT currently anticipates that the dollar amount of research and development expenses will increase as AXENT continues to commit substantial resources to research and development in future periods.

     General and Administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses, travel and other related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 36%, or $894,000, from $2.48 million in 1996 to $3.38 million in 1997, representing 11% and 8% of total net revenues for 1996 and 1997, respectively. The increase in dollar amount is primarily a result of increased staffing to support organizational growth and the integration of AssureNet. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. AXENT currently anticipates that the dollar amount of general and administrative expenses will increase as AXENT continues to hire additional staff to support AXENT's growth in future periods.

     In 1996 and 1997, certain general and administrative expenses are offset in part by fees billed by AXENT under the Administrative Services Agreement between AXENT and Raxco. That agreement provides for Raxco to pay AXENT for the cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. In 1997, AXENT charged Raxco $570,000 under the Administrative Services Agreement, a decline of $180,000 from $750,000 in 1996. AXENT anticipates a continued decline in the fees resulting from this agreement, which is expected to terminate in 1998.

     Write-off of purchased in-process research and development. During 1997, AXENT incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million for the write-off of purchased in-process research and development that had not reached technological feasibility and had no probable future use.

     Income from Continuing Operations before Royalties, Interest and Taxes. As a result of the approximately $27.63 million write-off of purchased in-process research and development, AXENT recorded a loss from continuing operations before royalties, interest and taxes of $20.87 million in 1997 compared to a gain of $58,000 in 1996. Excluding the one-time charge, income from continuing operations before royalties, interest and taxes increased $6.70 million from income of $58,000 to income of $6.76 million, for 1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

     Royalty Income. Royalty income consists of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 10%, or $344,000, from $3.32 million in 1996 to $2.98 million in 1997. The decline is primarily attributable to erosion of market share that the OpenVMS platform has experienced as more companies migrate to UNIX, PC and NT based systems. AXENT expects continued decline in this royalty in future periods.


     Interest Income. Interest income increased 65%, or $695,000, from $1.07 million in 1996 to $1.76 million in 1997. The increase is attributable primarily to having the proceeds from AXENT's April 1996 initial public offering fully invested during all of 1997.

     Gain on Marketable Securities. As part of the consideration for the sale of its storage management products in 1994, AXENT received a warrant to purchase 250,000 shares of common stock of MTI Technology Corporation ("MTI"). On October 15, 1997, AXENT exchanged the warrant for 161,830 shares of MTI common stock. During 1997, AXENT received proceeds of $1.74 million ($1.04 million, net of taxes) from the sale of 131,380 shares of MTI common stock. As of January 1998, the remaining 30,000 unsold shares of MTI common stock had been sold.

     Income Taxes.   AXENT accounts for income taxes under Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, AXENT previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax asset. During 1997, a portion of the valuation allowance which was recorded against the deferred tax asset was released. Management believes that it is more likely than not that this tax asset will be realized.

     Income (Loss) from Continuing Operations. As a result of the approximately $27.63 million write-off of purchased in-process research and development, AXENT recorded a loss from continuing operations of $19.70 million in 1997 compared to a gain of $3.30 million in 1996. Excluding the one-time charge, income from continuing operations increased 142%, or $4.65 million, from income of $3.30 million to income of $7.94 million, for 1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

     Income from Discontinued Operations. Income from discontinued operations consists of the net results of operations from the divested businesses of AXENT, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. AXENT's income from discontinued operations decreased 89% , or $2.14 million, from $2.40 million in 1996 to $255,000 in 1997. AXENT currently anticipates no further income from discontinued operations.

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

     AXENT's net revenues from maintenance, support and consulting services increased approximately 32%, or $1.48 million, from $4.61 million in 1995 to $6.10 million in 1996, representing 31% and 28% of total net revenues in 1995 and 1996, respectively. The increase in net revenues from maintenance, support and consulting services is attributable to a larger base of customers on maintenance agreements resulting from the increased licensing of AXENT's OmniGuard products, offset in part by a decrease in maintenance revenues derived from AXENT's other (primarily OpenVMS) computer security software products. In addition, the size and number of consulting engagements associated with the licensing of AXENT's OmniGuard products increased from 1995 to 1996. The decrease in net revenues from maintenance and support services as a percentage of total net revenues is attributable to the greater increase in total revenues, particularly net revenues from product licenses.

     Revenues derived from North American and from international operations as a percent of total net revenues were 76% and 24%, respectively, in 1996 as compared to 73% and 27%, respectively, in 1995.

     Cost of net revenues. AXENT's cost of net revenues from product licenses includes the cost of media, product packaging, documentation and other production costs, amortization of purchased software costs and provisions for bad debt. Cost of net revenues associated with product licenses decreased approximately 36%, or $321,000, from $887,000 in 1995 to $566,000 in 1996, representing 9% and 4% of net revenues from product licenses in 1995 and 1996, respectively. The decrease in cost of net revenues associated with product licenses is primarily attributable to an increase in production efficiency due to the consolidation of worldwide production in the second half of 1995, a change in product media from tape to CD-ROM resulting in a decrease in production and shipping expense and an increase in the average size of the transactions recorded in 1996. Cost of net revenues associated with product licenses as a percentage of net revenues from product licenses may fluctuate from year to year due to a change in product mix or a change in the number or size of transactions recorded year over year.

     AXENT's cost of net revenues from maintenance, support and consulting services includes direct and indirect costs of providing technical support, training and consulting services to AXENT's customers. Cost of net revenues associated with maintenance, support and consulting services increased 57%, or $486,000, from $860,000 in 1995 to $1.35 million in 1996, representing 19% and
22% of net revenues from maintenance and support services in 1995 and 1996, respectively. The increase in cost of net revenues from maintenance and support services is primarily attributable to increased staffing of AXENT's customer support, training and consulting operations necessary to support a larger customer base and the additional products and platforms supported by AXENT.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 11%, or $1.29 million, from $11.32 million in 1995 to $12.61 million in 1996, representing 77% and 57% of total net revenue for 1995 and 1996, respectively. The increase in dollar amount was due primarily to increased commissions associated with the additional revenues, additional investment in AXENT's US and UK operations and increased investment in indirect distribution, offset in part by the closing of AXENT's German and Swiss direct offices during the fourth quarter of 1995. The decrease in sales and marketing expenses as a percent of total net revenues is attributable to the greater increase in total net revenues.

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

     In 1996, certain general and administrative expenses were offset in part by fees billed by AXENT under the Administrative Services Agreement between AXENT and Raxco. That agreement provides for Raxco to pay AXENT for the cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. In 1996, AXENT charged Raxco $750,000 under the Administrative Services Agreement.

     Royalty income. In 1996, AXENT recorded royalty income of $3.32 million, representing 15% of total net revenue pursuant to the Exclusive Distributor License Agreement with Raxco. The Agreement provides for payment by Raxco to AXENT the greater of (i) a 30% royalty on license and services fees related to the OpenVMS utility software products owned by AXENT and marketed exclusively by Raxco or (ii) $2.0 million for 1996.

     Interest (expense) income. Interest (expense) income increased $1.20 million, from an expense of $129,000 in 1995, to income of $1.07 million for 1996. The increase is primarily attributable to interest on the proceeds from AXENT's initial public offering, as well as a decrease in the amortization of discount on the note payable.

     Income taxes. In accordance with SFAS No. 109, AXENT previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax asset. During 1996, a portion of the valuation allowance for the deferred tax asset was released as a result of AXENT's profitable operations, which established the recognition of a deferred tax asset in the amount of $400,000 as of December 31, 1996.

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

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth unaudited quarterly consolidated financial data for 1996 and 1997. AXENT believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any subsequent periods.

            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS OF AXENT
                                 (IN THOUSANDS)

                                                1996                                       1997
                              -----------------------------------------    ---------------------------------------
                              Mar. 31    June 30   Sept. 30    Dec. 31    Mar. 31    June 30   Sept. 30   Dec. 31
                              --------  ---------  ---------  ---------  ---------  ---------  ---------  --------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses...........   $2,674    $ 3,929     $ 3,124    $ 6,275   $  5,915    $ 6,921    $ 7,314   $11,928
 Services...................    1,408      1,396       1,828      1,463      2,240      2,340      2,425     2,578
                               ------    -------     -------    -------   --------    -------    -------   -------
  Total net revenues........    4,082      5,325       4,952      7,738      8,155      9,261      9,739    14,506

Cost of net revenues........      382        481         456        593        934        986      1,013     1,271
                               ------    -------     -------    -------   --------    -------    -------   -------
Gross profit................    3,700      4,844       4,496      7,145      7,221      8,275      8,726    13,235
                               ------    -------     -------    -------   --------    -------    -------   -------
Operating expenses:
 Sales and marketing........    2,813      2,968       2,891      3,938      4,292      4,438      4,515     5,681
 Research and
   development..............    1,084      1,173       1,253      1,524      1,897      1,981      2,003     2,513
 General and
  administrative............      557        595         620        711        784        853        793       947
 Write-off of purchased
  in-process research
  and development...........       --         --          --         --     27,632         --         --        --
                               ------    -------     -------    -------   --------    -------    -------   -------
    Total operating
     expenses...............    4,454      4,736       4,764      6,173     34,605      7,272      7,311     9,141
                               ------    -------     -------    -------   --------    -------    -------   -------
Income (loss) from
 continuing operations
 before royalty,
 interest and taxes.........     (754)       108        (268)       972    (27,384)     1,003      1,415     4,094
Royalty income..............      800        804         794        923        658        868        741       710
Interest income.............       72        257         339        397        369        440        457       494
Gain on the sale of
 marketable securities......       --         --          --         --         --         --         --     1,738
Income tax provision........      (35)       (25)       (365)      (734)      (501)      (932)    (1,045)   (2,821)
                               ------    -------     -------    -------   --------    -------    -------   -------
Income (loss) from
 continuing operations......       83      1,144         500      1,558    (26,858)     1,379      1,568     4,215
Income from discontinued
 operations, net of tax.....    1,027        526         591        251        173         82         --        --
                               ------    -------     -------    -------   --------    -------    -------   -------
Net income (loss)...........   $1,110    $ 1,670     $ 1,091    $ 1,809   $(26,685)   $ 1,461    $ 1,568   $ 4,215
                               ======    =======     =======    =======   ========    =======    =======   =======
Net income (loss) per
 common share (basic):
 Continuing operations......   $ 0.01    $  0.12     $  0.05    $  0.16   $  (2.32)    $ 0.12    $  0.13   $  0.34
 Discontinued operations....     0.13       0.06        0.06       0.03       0.01       0.01         --        --
                               ------    -------     -------    -------   --------    -------    -------   -------
Net income (loss) per
 common share (basic).......   $ 0.14    $  0.18     $  0.11    $  0.19   $  (2.31)   $  0.13    $  0.13   $  0.34
Number of shares used in
 computing net income
 (loss) per common
 share outstanding
 (000's)(basic).............    7,958      9,469       9,737      9,913     11,572     11,695     12,029    12,275

Net income (loss)
 per common share (diluted):
 Continuing operations......   $ 0.01    $  0.11     $  0.05    $  0.14   $  (2.32)   $  0.11    $  0.12   $  0.31
 Discontinued operations....     0.11       0.05        0.05       0.02       0.01       0.01         --        --
                               ------    -------     -------    -------   --------    -------    -------   -------
Net income (loss) per
 common share (diluted).....   $ 0.12    $  0.16     $  0.10    $  0.16   $  (2.31)   $  0.12    $  0.12   $  0.31
Number of shares used in
 computing net income
 (loss) per common share
 outstanding (000's)
 (diluted)..................    9,101     10,652      10,886     11,093     11,572     12,928     13,366    13,384

            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS OF AXENT
                    (AS A PERCENTAGE OF TOTAL NET REVENUES)

                                          1996                                     1997
                              ---------------------------------------  ---------------------------------------
                              Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31
                              --------  --------  ---------  --------  --------  --------  ---------  --------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses...........     65.6%     73.8%      63.1%     81.1%     72.5%     74.7%      75.1%     82.2%
 Services...................     34.4      26.2       36.9      18.9      27.5      25.3       24.9      17.8
                                -----     -----      -----     -----   -------     -----      -----     -----
  Total net revenues........    100.0     100.0      100.0     100.0     100.0     100.0      100.0     100.0

Cost of net revenues........      9.3       9.0        9.2       7.7      11.5      10.6       10.4       8.8
                                -----     -----      -----     -----   -------     -----      -----     -----
Gross profit................     90.7      91.0       90.8      92.3      88.5      89.4       89.6      91.2
                                -----     -----      -----     -----   -------     -----      -----     -----
Operating expenses:
 Sales and marketing........     69.0      55.7       58.4      50.9      52.7      47.9       46.4      39.2
 Research and
  development...............     26.6      22.0       25.3      19.7      23.3      21.4       20.6      17.3
 General and
  administrative............     13.7      11.2       12.5       9.2       9.6       9.2        8.1       6.5
 Write off of purchased
  in-process research
  and development...........       --        --         --        --     338.8        --         --        --
                                -----     -----      -----     -----   -------     -----      -----     -----
   Total operating
    expenses................    109.3      88.9       96.2      79.8     424.4      78.5       75.1      63.0
                                -----     -----      -----     -----   -------     -----      -----     -----
Income (loss) from
 continuing operations
 before royalty,
 interest and taxes.........    (18.6)      2.1       (5.4)     12.5    (335.9)     10.9       14.5      28.2
Royalty income..............     19.6      15.1       16.0      11.9       8.1       9.4        7.6       4.9
Interest income.............      1.8       4.8        6.8       5.1       4.5       4.7        4.7       3.4
Gain on sale of marketable
 securities.................       --        --         --        --        --        --         --      12.0
Income tax provision........     (0.9)     (0.5)      (7.4)     (9.5)     (6.1)    (10.1)     (10.7)    (19.4)
                                -----     -----      -----     -----   -------     -----      -----     -----
Income (loss) from
 continuing operations......      1.9      21.5       10.0      20.0    (329.4)     14.9       16.1      29.1
Income from discontinued
 operations, net of tax.....     25.2       9.9       11.9       3.2       2.1       0.9         --        --
                                -----     -----      -----     -----   -------     -----
Net income (loss)...........     27.1%     31.4%      21.9%     23.2%  (327.3)%     15.8%      16.1%     29.1%
                                =====     =====      =====     =====   =======     =====      =====     =====

  The following table sets forth the cost of net revenues as a percentage of the related net revenues for the periods indicated.

                                                    1996                                   1997
                                  ---------------------------------------  --------------------------------------
                                  MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                  --------  --------  ---------  --------  --------  --------  ---------  -------
Cost of product
 licenses.......................    4.2%      3.0%       3.7%       3.5%      8.6%      7.2%      7.8%       5.6%
Cost of services................   19.2%     26.1%      18.6%      25.5%     19.0%     20.9%     18.4%      23.4%


     AXENT has experienced quarterly fluctuations in operating results and anticipates that such fluctuations will continue. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter, which are sometimes difficult to forecast. Historically, AXENT has often recognized a substantial portion of its product license revenues in the last month of the quarter. Operating results may fluctuate due to a variety of reasons, including the impact of a large order. In addition, revenues tend to be lower in the summer months, particularly in Europe, where businesses often defer purchase decisions. Because AXENT's staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

  During 1996 and 1997, AXENT financed its operations through cash flows from continuing operations. AXENT's continuing operating activities provided cash of $5.58 million and $7.25 million in 1996 and 1997, respectively. Total cash provided from discontinued operations was $379,000 in 1996 and total cash used in discontinued operations was $412,000 in 1997. During 1997, AXENT received proceeds of $1.74 million ($1.04 million, net of taxes) from the exercise of stock warrants it received in connection with the sale of AXENT's storage management products in 1994. During 1997, AXENT's primary uses of cash from continuing operating activities were the payment of transaction costs related to the acquisition of AssureNet, the payment of severance and accrued expenses incurred as a result of the AssureNet acquisition and the payment of accrued bonuses, value-added tax (VAT), commissions and other accrued expenses associated with AXENT's performance in previous periods. As a result of AXENT's initial public offering in 1996, AXENT received proceeds of approximately $25.08 million, net of approximately $1.96 million in underwriting discounts and $960,000 in offering expenses. During 1995, AXENT financed its operations primarily through cash flows generated from discontinued operations and available working capital as well as cash flows from continuing operations.

  AXENT made capital expenditures of approximately $955,000 and $1,198,000 in 1996 and 1997, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. AXENT had no firm commitments for capital expenditures at December 31, 1997.

  During 1997, AXENT's financial position was also affected by the following: 1) AXENT had cash outlays of approximately $2.23 million for transaction costs associated with the acquisition of AssureNet; 2) AXENT made payments totaling $2.32 million in severance and accrued liabilities incurred as a result of the AssureNet acquisition; 3) AXENT paid-off the $1.40 million balance for the line of credit carried by AssureNet, which included draws of $490,000; 4) AXENT received proceeds of $1.92 million from the issuance of common stock upon the exercise of stock options; 5) AXENT received payments totaling $645,000 on the note receivable related to the sale of AXENT's storage management products in 1994; and 6) AXENT received net proceeds of $3.93 million from its investing activities during 1997.

  AXENT believes that its working capital at December 31, 1997 and cash generated from operations will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, AXENT will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. AXENT does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

  The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. AXENT does not expect the application of the SOP to have a material impact on its financial condition or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Although AXENT has experienced significant growth in revenues from its software products, AXENT does not believe prior growth rates are indicative of future operating results. In addition, AXENT expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that AXENT will remain profitable on a quarterly or annual basis. Due to AXENT's limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for AXENT's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by AXENT or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. AXENT's future operating results also may be affected if it fails to recognize the anticipated benefits of its acquisition of Raptor on the timetable projected by AXENT; those benefits include, among others, integration of AXENT and Raptor product offerings and coordination of their respective sales, marketing and research and development teams without disruption or unanticipated expense. AXENT's future results of operations may also be adversely affected if the anticipated integration of Raptor operations produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

  The market for AXENT's software products is highly competitive, and AXENT expects that it will face increasing price pressures from its current competitors and new market entrants. As a result of increasing consolidation in the information security industry, AXENT expects that it will become subject to increased competition, which may negatively impact existing collaborative, marketing, reselling, distribution or marketing agreements or relationships and thereby materially adversely affect AXENT's financial condition and results of operations. Any material reduction in the price of AXENT's software products would negatively affect gross margins and could materially adversely affect AXENT's financial condition and results of operations.

  The licensing of many of AXENT's enterprise-class software products generally involves significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the licensing of AXENT's enterprise-class security software products is typically long and subject to a number of significant risks over which AXENT has little or no control and, as a result, AXENT may expend significant resources pursuing potential sales that will not be consummated.

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

UNAUDITED PRO FORMA COMBINED INFORMATION OF AXENT AND RAPTOR

  On February 5, 1998, AXENT consummated the acquisition of Raptor, which was accounted for as a pooling-of-interests. As consummation of the transaction occurred after the end of AXENT's fiscal year, AXENT has not restated its financial statements included herein, in accordance with APB No. 16. In future reports covering periods subsequent to the consummation of the merger, AXENT's historical financial statements and related financial information will be restated to combine earlier financial statements of AXENT and Raptor. The following unaudited pro forma combined financial statements are provided as
                    --- -----
supplemental information to reflect the combined results of operations for the three years ended December 31, 1997 and each quarterly period therein and the financial condition of the combined operations at

December 31, 1997 and 1996. These unaudited pro forma combined financial
                                            --- -----
Statements should be read in conjunction with AXENT's consolidated financial statements and notes thereto included elsewhere in this Form 10-K and Raptor's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 1996 (SEC File No. 0-27538). Rates of revenue or expense growth, levels of profitability or rates of earnings growth are not necessarily meaningful as an indicator of future performance.

     In connection with the acquisition of Raptor, AXENT expects to incur a one-time charge in the first quarter of 1998 of approximately $17.40 million for costs related to consummation of the merger. That one-time charge is not reflected in the following unaudited pro forma combined financial statements.
                                     --- -----

           UNAUDITED PRO FORMA COMBINED CONSOLIDATED ANNUAL STATEMENT
                       OF OPERATIONS FOR AXENT AND RAPTOR

                                                              Year Ended December 31,
                                                          --------------------------------
                                                            1995       1996         1997
                                                          ---------  ---------  ----------
                                                                (In thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
 Product licenses..............................            $13,592   $ 29,425    $ 56,114
 Services......................................              5,038      7,199      13,707
                                                           -------   --------   ---------
   Total net revenues..........................             18,630     36,624      69,821

Cost of net revenues...........................              2,055      2,758       6,556
                                                           -------   --------   ---------
 Gross profit..................................             16,575     33,866      63,265
                                                           -------   --------   ---------
Operating expenses:
 Sales and marketing...........................             15,160     21,606      31,856
 Research and development......................              5,343      8,111      12,677
 General and administrative....................              3,546      4,704       7,030
 Write-off of purchased in-process
    research and development...................                 --         --      34,154 (1)
                                                           -------   --------   ---------
         Total operating expenses..............             24,049     34,421      85,717
                                                           -------   --------   ---------
Loss from continuing
 operations before royalty,
 interest and taxes............................             (7,474)      (555)    (22,452)
Royalty income.................................                 --      3,321       2,977
Interest income, net...........................                (53)     3,479       4,611
Gain on sale of marketable securities..........                 --         --       1,738 (1)
Income tax benefit (provision).................              2,146     (1,159)     (5,744)(1)
                                                            ------    -------    --------
Income (loss) from continuing
 operations....................................             (5,381)     5,086     (18,870)(1)
Income from discontinued
 operations, net of tax........................              5,050      2,395         255
                                                           -------   --------   ---------
Net income (loss)..............................            $  (331)  $  7,481    $(18,615)
                                                           =======   ========   =========

Net income (loss) per common share (basic):
 Continuing operations.........................            $ (0.56)  $   0.27      $(0.83)
 Discontinued operations.......................               0.52       0.13        0.01
                                                           -------   --------   ---------
Net income (loss) per common share (basic):....            $ (0.04)  $   0.40      $(0.82)
                                                           =======   ========   =========
Number of  shares used in computing
 basic earnings per share......................              9,635     18,551      22,638
                                                           =======   ========   =========

Net income (loss) per common share (diluted):
 Continuing operations.........................            $ (0.56)  $   0.24      $(0.83)(1)
 Discontinued operations.......................               0.52       0.11        0.01
                                                           -------   --------   ---------
Net income (loss) per common share (diluted):..            $ (0.04)  $   0.35      $(0.82)
                                                           =======   ========   =========
Number of  shares used in computing
 diluted earnings per share....................              9,635     21,575      22,638
                                                           =======   ========   =========

----------
(1) Data related to 1997 Statement of Operations includes nonrecurring charges of $34,154 ($31,871 net of tax) as a result of the write-off of in-process research and development and nonrecurring income of $1,738 ($1,043 net of taxes) from the sale of marketable securities. Net income from continuing operations was $11,958 and diluted net income per common share from continuing operations was $0.48 excluding the nonrecurring charges.

            UNAUDITED PRO FORMA COMBINED CONSOLIDATED BALANCE SHEETS
                              FOR AXENT AND RAPTOR

                                                                 DECEMBER 31,
                                                         ----------------------------
                        ASSETS                               1996           1997
                       --------                          -------------  -------------
Current assets:
  Cash and cash equivalents............................   $ 54,828,000   $ 51,618,000
  Marketable securities................................     34,026,000     40,882,000
  Accounts receivable..................................      8,874,000     18,223,000
  Other current assets.................................      1,302,000      4,337,000
                                                          ------------   ------------
     Total current assets..............................     99,030,000    115,060,000
                                                          ------------   ------------
Property and equipment, net ...........................      2,819,000      4,263,000
Other assets...........................................      5,336,000      5,458,000
                                                          ------------   ------------
  Total assets.........................................   $107,185,000   $124,781,000
                                                          ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
               ---------------------------------------
Current liabilities:
  Accrued liabilities and accounts payable.............   $  9,000,000   $ 13,120,000
  Deferred revenue.....................................      4,609,000      7,396,000
                                                          ------------   ------------
     Total current liabilities.........................     13,609,000     20,516,000
                                                          ------------   ------------
Commitments and contingencies
Stockholders' equity...................................     93,576,000    104,265,000
                                                          ------------   ------------
  Total liabilities and stockholders' equity...........   $107,185,000   $124,781,000
                                                          ============   ============


  UNAUDITED PRO FORMA COMBINED CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    1996                                  1997
                                                 ---------------------------------------  ----------------------------------------
                                                 Mar. 31   JUNE 30   SEPT. 30   DEC. 31    MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                                 --------  --------  ---------  --------  ---------  --------  ---------  --------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses..............................  $ 4,569   $ 6,635    $ 6,987   $11,235   $ 10,878   $12,635    $13,491   $19,110
 Services......................................    1,581     1,597      2,106     1,915      2,917     3,275      3,580     3,935
                                                 -------   -------    -------   -------   --------   -------    -------   -------
  Total net revenues...........................    6,150     8,232      9,093    13,150     13,795    15,910     17,071    23,045

Cost of net revenues...........................      534       690        679       855      1,290     1,533      1,676     2,057
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Gross profit...................................    5,616     7,542      8,414    12,295     12,505    14,377     15,395    20,988
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Operating expenses:
 Sales and marketing...........................    4,410     4,912      5,349     6,935      7,132     7,563      7,785     9,376
 Research and development......................    1,651     2,057      2,080     2,323      2,836     2,924      3,119     3,798
 General and administrative....................    1,107     1,016      1,204     1,378      1,681     1,834      1,692     1,823
 Write-off of purchased in-process research
  and development..............................       --        --         --        --     27,632     6,522         --        --
                                                 -------   -------    -------   -------   --------   -------    -------   -------
    Total operating expenses...................    7,168     7,985      8,633    10,636     39,281    18,843     12,596    14,997
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Income (loss) from continuing operations
 before royalty, interest and taxes............   (1,552)     (443)      (219)    1,659    (26,776)   (4,466)     2,799     5,991
Royalty income.................................      800       804        794       923        658       868        741       710
Interest income................................      441       958        995     1,085      1,079     1,165      1,154     1,213
Gain on the sale of
 marketable securities.........................       --        --         --        --         --        --         --     1,738
Income tax (provision) benefit.................      (35)      (25)      (365)     (734)      (962)      728     (1,773)   (3,737)
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Income (loss) from
 continuing operations.........................     (346)    1,294      1,205     2,933    (26,001)   (1,705)     2,921     5,915
Income from discontinued
 operations, net of tax........................    1,027       526        591       251        173        82         --        --
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Net income (loss)..............................  $   681   $ 1,820    $ 1,796   $ 3,184   $(25,828)  $(1,623)   $ 2,921   $ 5,915
                                                 =======   =======    =======   =======   ========   =======    =======   =======

Net income (loss) per common share (basic):
  Continuing operations                          $ (0.02)  $  0.07    $  0.06   $  0.15   $  (1.17)  $ (0.08)   $  0.13   $  0.26
  Discontinued operations                           0.07      0.03       0.03      0.01       0.01      0.01         --        --
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Net income (loss)  per
 common share (basic)                            $  0.05   $  0.10    $  0.09   $  0.16   $  (1.16)  $ (0.07)   $  0.13   $  0.26
Number of  shares used in computing
 net income (loss) per common share
 outstanding (000's)(basic)                       14,774    19,447     19,821    20,339     22,136    22,360     22,793    23,128
Net income (loss) per common share (diluted):
  Continuing operations                          $ (0.02)  $  0.06    $  0.05   $  0.13   $  (1.17)  $ (0.08)   $  0.11   $  0.23
  Discontinued operations                           0.06      0.02       0.03      0.01       0.01      0.01         --        --
                                                 -------   -------    -------   -------   --------   -------    -------   -------
Net income (loss)  per
 common share (diluted)                          $  0.04   $  0.08    $  0.08   $  0.14   $  (1.16)  $ (0.07)   $  0.11   $  0.23
Number of  shares used in computing
 net income (loss) per common share
 outstanding (000's)(diluted)                     15,916    22,566     22,725    23,120     22,136    22,360     25,491    25,514

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements and schedules required by Item 8 are incorporated herein by reference to the AXENT Consolidated Financial Statements and financial statement schedules filed with this Form 10-K, under Item 14 of
Part IV.  Quarterly financial information required by Item 8 are included in
Item 7, above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by Item 10 is hereby incorporated by reference to the Definitive Proxy Statement of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        Page
                                                                       Number
                                                                       ------

(a)  Documents filed as part of the report:
     (1) Report of Independent Accountants..........................      31
         Consolidated Balance Sheets at December 31, 1996 and 1997.. 32 Consolidated Statements of Operations for the years ended
            December 31, 1995, 1996 and 1997........................      33
         Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 1995, 1996 and 1997............      34
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1996 and 1997........................      35
         Notes to Consolidated Financial Statements.................      36
     (2)  Financial Statement Schedule..............................      52
     (3)  Exhibits

EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------

  3.1(1)     Amended and Restated Certificate of Incorporation of AXENT.
  3.2(2)     Amended and Restated Bylaws of AXENT.
  4.1(1)     Specimen stock certificate for shares of Common Stock of AXENT.
  10.1(1)    AXENT's 1991 Amended and Restated Stock Option Plan.
  10.2(3)    AXENT's 1996 Amended and Restated Stock Option Plan.
  10.3(3)    AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
  10.7(1)    Registration Rights Agreement dated as of December 10, 1992, by and among AXENT and the parties thereto.
  10.7.1(3)  Amendment No. 1 to Registration Rights Agreement dated as of February 26, 1997, by and among
             AXENT and the parties  thereto.
  10.8(1)    Settlement Agreement effective as of September 13, 1991, by  and among AXENT and the parties thereto.
  10.9(1)    Form of Indemnification Agreement between AXENT and its directors and executive officers.
  10.10(1)   Agreement of Merger dated as of November 17, 1994, among  AXENT, Datamedia Corporation and
             Raxco Acquisition Corporation.
  10.11(1)   Lease Agreement dated as of September 6, 1995, by and between
             Research Grove Associates and AXENT.
  10.12(1)   Lease of Real Property dated as of March 7, 1995, by and  between
             TNK Associates and AXENT.
  10.13(1)   Deed of Lease dated as of March 14, 1995 by and between Bill Harris
             Music, Inc. and AXENT.
  10.14(1)   Agreement dated as of December 30, 1987, by and between AXENT and
             William R. Davy.
  10.15(1)   Agreement dated as of September 20, 1990, by and between AXENT and
             William R. Davy.
  10.16(1)   Agreement dated as of November 7, 1991, by and between AXENT and
             William R. Davy.
  10.18(1)   Severance Arrangement for John C. Becker, dated October 16,  1992.
  10.19(1)   Severance Arrangement for Brett Jackson, dated October 16,  1992.
  10.20(1)   AXENT's Officer/Vice President Severance Policy.
  10.21(1)   Exclusive Distributor License Agreement, effective as of  December
             31, 1995, between AXENT and Raxco Software, Inc.
  10.22(1)   Administrative Services Agreement, effective as of December 31,
             1995, between the Company and Raxco Software, Inc.
  10.24(1)   Agreement and Plan of Separation, effective as of December 31,
             1995, between AXENT and Raxco Software, Inc.
  10.29(3)   Amended Agreement and Plan of Merger among AXENT, Axquisition,
             Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
  10.30(4)   AXENT's 1998 Employee Stock Purchase Plan.
  10.31(4)   AXENT's 1998 Incentive Stock Plan.
  10.32(4)   AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
  10.33(4)   Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and
             Raptor Systems, Inc. dated as of December 1, 1997.
  21.1  *    Subsidiaries of the Registrant.
  23.1  *    Consent of Coopers & Lybrand L.L.P.
  23.1A *    Opinion of Coopers & Lybrand L.L.P. on certain financial data schedules.
  24.1  *    Power of Attorney (included in signature pages).

  SCHEDULE                 DESCRIPTION
  --------                 -----------

  II.   *    Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the
             Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

----------------------------
     (1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
     (2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
     (3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
     (4) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.

     *    Filed herewith.


(b)  Reports on Form 8-K.   AXENT filed a report on Form 8-K dated February 5,
     1998 that reported information under items 2, 5 and 7 (which incorporated financial statements of Raptor and pro forma information by reference to the Prospectus/Joint Proxy Statement of AXENT dated January 2, 1998) with respect to the closing of the merger with Raptor Systems, Inc., certain related matters and the action taken by AXENT's stockholders at the special meeting on February 5, 1998.

(c)  Exhibits. The exhibits required by this Item are listed under
     Item 14(a)(3).

(d) Financial Statement Schedules. The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AXENT Technologies, Inc.:

     We have audited the consolidated balance sheets of AXENT Technologies, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXENT Technologies, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       COOPERS & LYBRAND L.L.P.

Washington, D.C.
January 27, 1998

                            AXENT TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                  ASSETS                                         1996           1997
                                  ------                                     -------------  -------------
Current assets:
  Cash and cash equivalents................................................  $ 17,261,000   $ 25,790,000
  Marketable securities....................................................    18,629,000     15,100,000
  Accounts receivable, net of allowance for doubtful accounts of $318,000
   and $506,000, respectively..............................................     4,826,000     10,391,000
  Other current assets.....................................................       568,000      1,586,000
                                                                             ------------   ------------
     Total current assets..................................................    41,284,000     52,867,000
                                                                             ------------   ------------
Property and equipment, net (note 4).......................................     1,417,000      2,240,000
Purchased software and other assets........................................     1,300,000      1,368,000
                                                                             ------------   ------------
  Total assets.............................................................  $ 44,001,000   $ 56,475,000
                                                                             ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Accrued liabilities and accounts payable (notes 2 and 7).................  $  6,524,000   $  8,608,000
  Deferred revenue.........................................................     3,029,000      4,808,000
                                                                             ------------   ------------
     Total current liabilities.............................................     9,553,000     13,416,000
                                                                             ------------   ------------
Commitments and contingencies (note 8)
Stockholders' equity: (notes 2, 9, and 10)
  Common stock, par value $0.02: 10,130,064 and 12,396,641 shares issued
   and outstanding, respectively...........................................       203,000        248,000
  Additional paid-in capital...............................................    47,909,000     75,912,000
  Accumulated deficit......................................................   (13,597,000)   (33,038,000)
  Currency translation adjustments and other...............................       (67,000)       (63,000)
                                                                             ------------   ------------
     Total stockholders' equity............................................    34,448,000     43,059,000
                                                                             ------------   ------------
  Total liabilities and stockholders' equity...............................  $ 44,001,000   $ 56,475,000
                                                                             ============   ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1995          1996          1997
                                                             ------------  ------------  -------------
Net revenues:
  Product licenses.........................................  $10,117,000   $16,002,000   $ 32,078,000
  Services.................................................    4,611,000     6,095,000      9,583,000
                                                             -----------   -----------   ------------
      Total net revenues...................................   14,728,000    22,097,000     41,661,000
Cost of net revenues:
  Product licenses.........................................      887,000       566,000      2,241,000
  Services.................................................      860,000     1,346,000      1,963,000
                                                             -----------   -----------   ------------
      Total cost of net revenues...........................    1,747,000     1,912,000      4,204,000
                                                             -----------   -----------   ------------
Gross profit...............................................   12,981,000    20,185,000     37,457,000
                                                             -----------   -----------   ------------
Operating expenses:
  Sales and marketing......................................   11,324,000    12,610,000     18,926,000
  Research and development.................................    3,976,000     5,034,000      8,394,000
  General and administrative...............................    2,393,000     2,483,000      3,377,000
  Write-off of purchased in-process
     research and development..............................           --            --     27,632,000
                                                             -----------   -----------   ------------
      Total operating expenses.............................   17,693,000    20,127,000     58,329,000
                                                             -----------   -----------   ------------
Income (loss) from continuing operations
 before royalty interest and taxes.........................   (4,712,000)       58,000    (20,872,000)
Royalty income.............................................           --     3,321,000      2,977,000
Interest (expense) income..................................     (129,000)    1,065,000      1,760,000
Gain on sale of marketable securities......................           --            --      1,738,000
Income tax benefit (provision) (note 11)...................    2,146,000    (1,159,000)    (5,299,000)
                                                             -----------   -----------   ------------
Income (loss) from continuing
 operations................................................   (2,695,000)    3,285,000    (19,696,000)
Income from discontinued operations, net
 of tax (note 2)...........................................    5,050,000     2,395,000        255,000
                                                             -----------   -----------   ------------
Net income (loss)..........................................  $ 2,355,000   $ 5,680,000   $(19,441,000)
                                                             ===========   ===========   ============

Net income (loss) per common share (basic):
  Continuing operations....................................  $     (0.34)  $      0.35   $      (1.65)
  Discontinued operations..................................         0.64          0.26           0.02
                                                             -----------   -----------   ------------
Net income (loss)  per common share (basic)................  $      0.30   $      0.61   $      (1.63)
                                                             ===========   ===========   ============
Number of  shares used in computing net income (loss) per
 common share outstanding (basic)..........................    7,948,914     9,385,889     11,927,248
                                                             ===========   ===========   ============
Net income (loss) per common share (diluted):
  Continuing operations....................................  $     (0.32)  $      0.31   $      (1.65)
  Discontinued operations..................................         0.60          0.23           0.02
                                                             -----------   -----------   ------------
Net income (loss)  per common share (diluted)..............  $      0.28   $      0.54   $      (1.63)
                                                             ===========   ===========   ============
Number of  shares used in computing net income (loss) per
 common share outstanding (diluted)........................    8,420,100    10,662,043     11,927,248
                                                             ===========   ===========   ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                                           CURRENCY
                                         COMMON STOCK       ADDITIONAL    TRANSLATION
                                     --------------------    PAID-IN       ADJUSTMENT   ACCUMULATED
                                       SHARES     AMOUNT     CAPITAL        & OTHER       DEFICIT         TOTAL
                                     ----------  --------  ------------  ------------  -------------  -------------
BALANCE, DECEMBER 31,
 1994..............................   7,944,389  $159,000  $28,438,000     $(477,000)  $(26,176,000)  $  1,944,000
Net income.........................          --        --           --            --      2,355,000      2,355,000
Stock options exercised............       9,075        --       18,000            --             --         18,000
Foreign currency translation gain..          --        --           --        46,000             --         46,000
Spin-off of discontinued
 operations........................          --        --   (6,323,000)      392,000      4,544,000     (1,387,000)
                                     ----------  --------  -----------     ---------   ------------   ------------
BALANCE, DECEMBER 31,
 1995..............................   7,953,464   159,000   22,133,000       (39,000)   (19,277,000)     2,976,000
Net income.........................          --        --           --            --      5,680,000      5,680,000
Issuance of common stock
 (net of costs of
 $960,000).........................   2,000,000    40,000   25,040,000            --             --     25,080,000
Stock options exercised............     176,600     4,000      339,000            --             --        343,000
Tax benefit related to
 employee stock options............          --        --      397,000            --             --        397,000
Foreign currency translation loss..          --        --           --       (28,000)            --        (28,000)
                                     ----------  --------  -----------     ---------   ------------   ------------
BALANCE, DECEMBER 31,
 1996..............................  10,130,064   203,000   47,909,000       (67,000)   (13,597,000)    34,448,000
Net loss...........................          --        --           --            --    (19,441,000)   (19,441,000)
AssureNet acquisition..............   1,550,000    31,000   23,046,000            --             --     23,077,000
Stock options exercised............     716,577    14,000    1,904,000            --             --      1,918,000
Tax benefit related to
 employee stock options............          --        --    3,053,000            --             --      3,053,000
Unrealized gain on marketable
 securities, net of tax provision
 of $159,000 ......................          --        --           --       238,000             --        238,000
Foreign currency translation loss..          --        --           --      (234,000)            --       (234,000)
                                     ----------  --------  -----------     ---------   ------------   ------------
BALANCE, DECEMBER 31,
 1997..............................  12,396,641  $248,000  $75,912,000     $ (63,000)  $(33,038,000)  $ 43,059,000
                                     ==========  ========  ===========     =========   ============   ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                            1995          1996            1997
                                                                                        ------------  -------------  --------------
Cash flows from operating activities:
 Income (loss) from continuing operations.............................................  $(2,695,000)  $  3,285,000    $(19,696,000)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
 Depreciation and amortization........................................................      263,000        692,000       1,569,000
 Write-off of purchased in-process research and development...........................           --             --      27,632,000
 Provision for losses on accounts receivable..........................................      (18,000)       233,000        (392,000)
 Change in deferred income taxes......................................................           --       (400,000)        773,000
 Accretion of discount on marketable securities.......................................           --             --        (347,000)
 Gain on sale of marketable securities................................................           --             --      (1,738,000)
 Amortization of discount on long-term debt...........................................      129,000         51,000              --
Change in assets and liabilities                                                                                         3,791,000
 (Increase) decrease in accounts receivable...........................................   (2,565,000)        12,000      (3,752,000)
 Increase in prepaid expenses and other assets........................................     (121,000)      (230,000)       (788,000)
 Increase (decrease) in accrued liabilities and accounts payable......................      885,000      1,723,000        (747,000)
 (Decrease) Increase in income taxes payable..........................................   (2,146,000)      (397,000)      3,791,000
 (Decrease) Increase in deferred revenue..............................................     (616,000)       613,000         944,000
                                                                                        -----------   ------------    ------------
    Net cash (used in) provided by operating activities...............................   (6,884,000)     5,582,000       7,249,000
    Net cash provided by (used in) discontinued operating activities (note 2).........    7,707,000        379,000        (412,000)
                                                                                        -----------   ------------    ------------
 Net cash provided by operating activities............................................      823,000      5,961,000       6,837,000
                                                                                        -----------   ------------    ------------
Cash flows from investing activities:
 Capital expenditures.................................................................     (867,000)      (955,000)     (1,198,000)
 Sale of property, plant, and equipment...............................................           --             --          41,000
 Maturity of marketable securities (note 13)..........................................           --             --      18,629,000
 Purchases of marketable securities (note 13).........................................           --    (18,629,000)    (14,356,000)
 Proceeds from sale of marketable securities (note 13)................................           --             --       1,738,000
 Purchase of software.................................................................           --       (900,000)        (25,000)
 Proceeds from sale of Helpdesk business..............................................           --        300,000              --
 Payments for corporate acquisition (net of cash acquired)(note 3)....................   (1,833,000)      (854,000)     (4,554,000)
                                                                                        -----------   ------------    ------------
    Net cash (used in) provided by investing activities...............................   (2,700,000)   (21,038,000)        275,000
    Net cash provided by discontinued investing activities (note 2)...................    1,284,000        860,000         645,000
                                                                                        -----------   ------------    ------------
  Net cash (used in) provided by investing activities.................................   (1,416,000)   (20,178,000)        920,000
                                                                                        -----------   ------------    ------------
Cash flows from financing activities:
 Proceeds from initial public offering of common
  stock (net of costs of $960,000)....................................................           --     25,080,000              --
 Proceeds from line of credit draws...................................................           --             --         490,000
 Principal payments on line of credit.................................................           --             --      (1,402,000)
 Proceeds from issuance of common stock...............................................       18,000        343,000       1,918,000
                                                                                        -----------   ------------    ------------
     Net cash provided by financing activities........................................       18,000     25,423,000       1,006,000
                                                                                        -----------   ------------    ------------
Effect of exchange rate changes on cash...............................................       46,000        (28,000)       (234,000)
                                                                                        -----------   ------------    ------------
Net (decrease) increase in cash and cash equivalents..................................     (529,000)    11,178,000       8,529,000
Cash and cash equivalents, beginning of period........................................    6,612,000      6,083,000      17,261,000
                                                                                        -----------   ------------    ------------
Cash and cash equivalents, end of period..............................................  $ 6,083,000   $ 17,261,000    $ 25,790,000
                                                                                        ===========   ============    ============

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

     The financial statements of AXENT have not been restated to reflect consummation of the acquisition of Raptor Systems, Inc. ("Raptor") which was accounted for as a pooling-of-interests and consummated on February 5, 1998, in accordance with APB No. 16. See Note 15.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which could differ from actual results. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for these financial statements.

Consolidation

     The accompanying consolidated financial statements include the accounts of AXENT Technologies, Inc. and its wholly-owned subsidiaries, including AXENT Technologies Limited, AXENT BV, AssureNet Pathways, Inc. and its subsidiaries, and Datamedia Corporation and its subsidiaries. These entities are collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

Revenue Recognition

     The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the rights to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements or understandings. The Company generally ships its software on a trial basis and recognizes revenue upon acceptance of the software by the customer. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from the customer. The Company's revenue recognition policies for all periods presented are in conformity with the Statement of Position 91-1, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants.

     In addition to the direct sales effort, the Company licenses its products and provides support services to customers through a network of independent distributors. The Company generally records revenue from independent distributors at the net license or service fee, after deducting the corresponding independent distributor's commissions. Product support and enhancement fees from independent distributors, net of independent distributor commissions, are recorded as deferred revenue when received and recognized ratably over the applicable contract period. Included in the financial statements are net revenues from independent distributors of $1,211,000, $1,930,000, and $10,677,000 in 1995, 1996 and 1997, respectively.

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

Net income per common share

      During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," to calculate net income per share. Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net income as reported is available to common stockholders and is not adjusted for basic or diluted earnings per share. Dilutive securities consist entirely of options to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Earnings per share for all other periods presented have been restated to conform to SFAS No. 128.

     The following table reconciles the weighted average number of common shares during each period for basic earnings per share with the comparable amount for diluted earnings per share.

(amounts in thousands)                          1995    1996    1997
----------------------                          -----  ------  ------
Weighted average shares outstanding (basic)     7,949   9,386  11,927
Stock options                                     471   1,276      --
                                                -----  ------  ------
Weighted average shares outstanding (diluted)   8,420  10,662  11,927
                                                =====  ======  ======

Purchased Software

      Purchased software is recorded at the lower of cost or net realizable value. Amortization is calculated on a straight-line basis over the estimated lives of the software products, generally three years. Amortization expense for the years ended December 31, 1996 and 1997 was $57,000 and $432,000, respectively. Purchased software, included in other assets, is as follows:


                                      December 31,
                                 -----------------------
                                    1996        1997
                                 ----------  -----------
     Purchased software........  $ 602,000   $1,192,000
     Accumulated amortization..   (102,000)    (534,000)
                                 ---------   ----------
     Purchased software, net...  $ 500,000   $  658,000
                                 =========   ==========

      In 1996, the Company entered into an agreement with an unrelated third party to pay up to $1,500,000 for a nonexclusive license to the source code of certain security technology. Pursuant to this agreement, the Company paid the third party a $500,000 acquisition fee upon acceptance of the source code, plus a non-refundable royalty prepayment of $400,000. Amortization expense was zero and $167,000 for 1996 and 1997, respectively, and is included in the schedule above.

     As a result of the AssureNet purchase in 1997, the Company acquired $1,455,000 of purchased software. Due to AssureNet's history of net operating losses, a full valuation allowance was recorded against AssureNet's deferred tax assets. During 1997, a tax benefit in the amount of $890,000 was recognized due to the utilization of AssureNet's deferred tax assets and the reduction of the related valuation allowance. In accordance with SFAS No. 109, the benefit was recorded as a reduction in the book value of the intangible assets.
Accordingly, the basis of the purchased software was reduced by $890,000 during 1997. Amortization expense for the year ended December 31, 1997 related to this software was $265,000 and is included in the schedule above.

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


Foreign Currency Translation

      The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the month the transactions occur. Translation gains and losses are included as an adjustment to stockholders' equity. Net transaction gains (losses) for the years ended December 31, 1995, 1996 and 1997 were $3,000, ($22,839) and $6,588 respectively, and are included in the income (loss) from continuing operations.

Cash and Cash Equivalents

      Cash and cash equivalents consist of time and demand deposits and short-term repurchase agreements, which have original maturity dates of three months or less. As of December 31, 1996 and 1997, the Company had experienced no losses on these investments.

Marketable Securities

      Marketable securities include short-term securities investments in certificates of deposit and government securities as well as investments in other equity securities.

      The Company accounts for its marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In 1996, pursuant to SFAS No. 115, the Company classified its short-term securities investments as "available-for-sale" and, accordingly, carried such securities at aggregate fair value with unrealized gains and losses included as a component of stockholders' equity, net of tax. These securities all matured during 1997. Securities purchased in 1997 were classified as "held-to-maturity" and are, accordingly, carried at amortized cost. The Company's short-term investments consist primarily of certificates of deposit and government securities, all with maturities of one year or less. Gains and losses are determined based on the specific identification method. During 1996 and 1997, the Company did not realize significant gains or losses on short-term investments.

     As part of the consideration for the sale of its storage management products effective as of December 31, 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI Technology Corporation ("MTI"). On October 15, 1997, the Company exchanged its warrant for 161,830 shares of MTI common stock. These shares are considered to be available-for-sale as of the exchange of the warrant. During 1997, AXENT received proceeds of $1.74 million ($1.04 million, net of taxes) from the sale of 131,380 shares of MTI common stock. Based upon the closing price of $13.25 on December 31, 1997, the market value of the remaining 30,000 unsold shares of MTI common stock was $398,000. As of January 22, 1998, the remaining 30,000 shares of MTI common stock had been sold.

      Marketable Securities as of December 31, 1996 and 1997, consisted of the following:

                                   1996         1997
                                -----------  -----------
     Equities.................  $        --  $   398,000
     Certificates of deposit..    1,600,000    1,701,000
     Government securities....   17,029,000   13,001,000
                                -----------  -----------
                                $18,629,000  $15,100,000
                                ===========  ===========

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

There were no customers that accounted for more than 10% of revenue in 1997. One customer accounted for 21% of revenue in 1996.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, AXENT will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. AXENT does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

  The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. AXENT does not expect the application of the SOP to have a material impact on its financial condition or results of operations.

NOTE 2. RESTRUCTURING, DISPOSITIONS AND LIQUIDATIONS

     In mid-1994, the Company made a strategic decision to focus its business on the information security market and to divest itself of products and services unrelated to such core business.

      Effective December 31, 1995, in a transaction intended to qualify as a tax-free reorganization, the Company transferred certain operations, assets, liabilities and foreign subsidiaries to Raxco Software Inc. ("Raxco") and approved the distribution of the preferred stock of such subsidiary to the Company's stockholders resulting in the division of the Company's operations into two separate companies (the "Spin-off"). The distributed operations included the sales, marketing and support operations related to the OpenVMS utility software business, leaving the Company with the sales, marketing, development and support operations associated with the information security business and ownership of the OpenVMS utility software products. The Company elected to spin-off the distributed operations because of (i) the Company's strategic focus on information security, (ii) the fundamental differences between the information security business and the OpenVMS utility software business and (iii) the capital requirements of multiple lines of businesses.

      In connection with the Spin-off, the Company and Raxco entered into an Exclusive Distributor License Agreement, an Administrative Services Agreement and a Line of Credit Loan Agreement. Pursuant to the Exclusive Distributor License Agreement, Raxco will distribute the Company's OpenVMS utility software products and pay the Company a royalty through 2000, unless extended. The Company will account for royalties as non-operating income from continuing operations. Pursuant to the Administrative Services Agreement, Raxco will pay the Company the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. Pursuant to the Line of Credit Agreement, the Company provided a line of credit to Raxco of up to $750,000 for general working capital needs for a period of 12 months. This Line of Credit Loan Agreement expired at December 31, 1996.

      For the periods ended December 31, 1996 and 1997, the Company recorded royalty income of $3.32 million and $2.98 million, respectively, under the Exclusive Distributor License Agreement and recorded $750,000 and $570,000, respectively, as an offset to general and administrative expenses related to the Administrative Services Agreement.

      For the periods ended 1996 and 1997, Raxco reported to the Company gross revenues of approximately $11.2 million (unaudited) and $11.7 million (unaudited), respectively, which included approximately $11.1 million

(unaudited) and $9.9 million (unaudited) of revenues from licensing of the Company's OpenVMS utility products and a net loss of $621,000 (unaudited) and $618,000 (unaudited) for the years ended December 31, 1996 and 1997, respectively.

      During 1996, one of the Company's foreign subsidiaries distributed the Company's OpenVMS utility software product licensed to Raxco pursuant to the Exclusive Distributor License Agreement, in order to ensure a smooth transition of the operations and customer base to Raxco. Included in the Company's results from discontinued operations are revenues of $932,000 and expenses of $349,000 related to this understanding. This arrangement was terminated in December 1996.

     In February 1996, the Company disposed of its Helpdesk operations for approximately $2.0 million, consisting of an initial cash payment of $150,000, a non-interest bearing note of $150,000, assumption of approximately $400,000 in obligations and liabilities, and the payment of a royalty up to a maximum of $1.3 million on future gross revenues from all Helpdesk product license and maintenance fees. The Company transferred to the buyer the Helpdesk products and the related fixed assets and customer base. The buyer assumed all of the Company's obligations related to the Helpdesk products including obligations related to sales, marketing, support and development employees, telephone support obligations for the existing customers and the facility lease obligations. The Company recognized a $10,000 gain associated with the transaction. During 1996, the Company received $150,000 in full payment of the non-interest bearing note associated with the sale of the Helpdesk operations and recorded royalties of $48,000. During 1997, the Company recorded royalties of $60,537. In 1997, the Company and the buyer agreed to amend the purchase agreement by terminating the relationship for $150,000 in final consideration.

      On December 31, 1994, the Company sold its storage management products for approximately $1.0 million in cash, $2.5 million in notes receivable and the assumption of $1.5 million in certain liabilities, primarily related to customer support obligations for the storage management products. In addition, the purchaser assumed ongoing facility lease obligations of approximately $887,000, and personnel obligations associated with approximately 28 employees. The Company also received a warrant to purchase 250,000 shares of the purchaser's common stock. The notes receivable have a stated interest rate of 8.5% and are due quarterly over a two and one-half year period. Of the notes receivable, $350,000 was contingent on the purchasers' successful completion of future software deliverables to a specific customer. This transaction resulted in a pre-tax gain of approximately $4.8 million ($4.3 million after tax), net of costs incurred in connection with the sale. The Company recognized $2.3 million of the gain in 1994 and deferred $2.5 million. The deferred gain was recognized as the payments on the notes were received, which approximated the potential exposure and time frame of certain contractual indemnification provisions provided by the Company to the purchaser for third party claims related to product ownership and performance prior to the sale or other related liabilities incurred by the Company. The Company recognized $860,000 of the gain in both 1995 and 1996 and $430,000 of the gain in 1997.

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

     The following table summarizes the results of Discontinued Operations for the divested operations for the years ended December 31, 1995, 1996 and 1997.

                                                        Year Ended December 31,
                                                   ----------------------------------
                                                      1995         1996       1997
                                                   -----------  ----------  ---------
Net revenues:
 Open VMS utility................................  $14,313,000  $  932,000   $103,000
 Storage management..............................       91,000          --         --
 Helpdesk........................................    2,359,000          --         --
                                                   -----------  ----------   --------
  Total net revenues.............................   16,763,000     932,000    103,000
                                                   -----------  ----------   --------
Cost of net revenues.............................    1,537,000      81,000         --
                                                   -----------  ----------   --------
Gross profit.....................................   15,226,000     851,000    103,000
                                                   -----------  ----------   --------
Operating expenses:
  Sales and marketing............................    5,420,000     165,000     97,000
  Research and development.......................    1,970,000          --         --
  General and administrative.....................    1,850,000     103,000         --
                                                   -----------  ----------   --------
    Total operating expenses.....................    9,240,000     268,000     97,000
                                                   -----------  ----------   --------
Income from operations...........................    5,986,000     583,000      6,000
Non-operating income.............................           --   1,737,000      9,000
Gain on sale of storage management
 products........................................      860,000     860,000    430,000
Interest income, net.............................      421,000      19,000     14,000
                                                   -----------  ----------   --------
Income before income taxes.......................    7,267,000   3,199,000    459,000
Provision for income taxes.......................    2,217,000     804,000    204,000
                                                   -----------  ----------   --------
Income from discontinued operations, net of tax..  $ 5,050,000  $2,395,000   $255,000
                                                   ===========  ==========   ========

     The following table summarizes the identifiable net assets and liabilities related to the Discontinued Operations included in the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1997. Pursuant to the terms of the Spin-off, the Company retained and has remaining the following identifiable assets and liabilities of the Discontinued Operations at December 31, 1996 and 1997, respectively. The net identifiable liabilities have been included in accrued liabilities and accounts payable as of December 31, 1996 and 1997.

                                                   December 31,
                                             ------------------------
                                                 1996         1997
                                             ------------  ----------
Accounts receivable........................  $   109,000           -
Notes receivable...........................    1,009,000           -
Other current assets.......................       55,000           -
                                             -----------   ---------
    Total assets...........................  $ 1,173,000           -
                                             -----------   ---------
Accrued liabilities and accounts payable...  $  (356,000)  $(141,000)
Deferred gain..............................     (780,000)          -
Deferred revenue...........................     (200,000)          -
                                             -----------   ---------
    Total liabilities......................  $(1,336,000)  $(141,000)
                                             -----------   ---------
Net identifiable liabilities...............  $  (163,000)  $(141,000)
                                             ===========   =========


     The following table summarizes the Statement of Cash Flows related to the Discontinued Operations included in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

                                                                        Year Ended December, 31
                                                                 --------------------------------------
                                                                     1995          1996         1997
                                                                 ------------  ------------  ----------
Cash flows from discontinued operating activities:
    Income from discontinued operations........................  $ 5,050,000   $ 2,395,000   $ 255,000
Adjustments to reconcile income to net cash provided by
 operating activities:
  Depreciation and amortization................................      900,000            --          --
  Gain on sale of storage management products..................     (860,000)     (860,000)   (430,000)
  Provision for income taxes...................................    2,146,000            --          --
  Decrease in accounts receivable..............................    3,038,000     2,949,000     109,000
  Decrease in other assets.....................................      338,000       126,000      55,000
  Decrease in accrued liabilities and accounts payable.........   (2,091,000)     (706,000)   (215,000)
  Decrease in deferred revenue.................................     (781,000)   (3,544,000)   (200,000)
  (Increase)decrease in interest accrued on note receivable....      (33,000)       19,000      14,000
                                                                 -----------   -----------   ---------
Net cash provided by (used in) operating activities............  $ 7,707,000   $   379,000   $(412,000)
                                                                 ===========   ===========   =========
Cash flows from discontinued operations investing activities:
  Proceeds from sale of storage management products............    1,570,000   $   860,000   $ 645,000
  Capital expenditures.........................................     (286,000)           --          --
                                                                 -----------   -----------   ---------
Net cash provided by investing activities......................  $ 1,284,000   $   860,000   $ 645,000
                                                                 ===========   ===========   =========

NOTE 3. ACQUISITIONS

     On March 25, 1997, the Company exchanged 1,550,000 shares of AXENT common stock for all of the outstanding stock and options of AssureNet Pathways, Inc. ("AssureNet") in a transaction valued at $32.0 million, which was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to the net assets acquired, based on their fair market value. The fair market value of the tangible assets acquired was approximately $2.9 million, and purchased software was valued at approximately $1.5 million. The remaining $27.6 million of the purchase price was allocated to in-process research and development based on the determination of the products' net present value using a discounted cash flow model. These products had not reached technological feasibility and had no probable future uses, and, therefore, were expensed at the date of the acquisition. The operating results of AssureNet have been included in the Consolidated Statement of Operations since January 7, 1997.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of AssureNet had occurred at the beginning of 1996 and assuming the hardware resale business had been discontinued as of the beginning of 1996. The pro forma information is presented for information purposes only and is not indicative of what would have occurred if the acquisition had actually been made as of the beginning of 1996. In addition, the pro forma information is not intended to be a projection of future results and does not reflect synergies expected to result from the integration of AssureNet and AXENT.

                                                     Year Ended December 31,
                                                               1996
                                                            -----------
Pro Forma Information (Unaudited):

Net revenues..............................................  $25,890,000
Net income from continuing operations.....................    1,809,000
Net income per common share from continuing operations
 (basic)..................................................  $      0.19
Net income per common share from continuing operations
 (diluted)................................................  $      0.17

     On December 1, 1997, AXENT and Raptor jointly announced that both companies had signed a definitive merger agreement (see Note 15).

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                         December 31,
                                                  --------------------------
                                                      1996          1997
                                                  ------------  ------------
Leasehold improvements..........................  $   176,000   $   281,000
Computer equipment..............................    2,904,000     4,129,000
Furniture and fixtures..........................      630,000       752,000
                                                  -----------   -----------
                                                    3,710,000     5,162,000
Less accumulated depreciation and amortization..   (2,293,000)   (2,922,000)
                                                  -----------   -----------
Property and equipment, net.....................  $ 1,417,000   $ 2,240,000
                                                  ===========   ===========

     Property and equipment are stated at cost. Depreciation and amortization are calculated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation expense amounted to approximately $212,000, $635,000 and $1,138,000 for 1995, 1996 and 1997,
respectively. The principal estimated
useful lives range from three to five years for computer equipment and seven to ten years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic useful life or the terms of the respective lease.

NOTE 5. LONG-TERM DEBT

     During 1995, the Company had a revolving credit facility commitment with the Bank of Boston ("the Bank") for up to $2.5 million with interest at the Bank's base rate plus 0.25%. In 1996, the revolving credit facility commitment with the Bank expired. There were no amounts outstanding under the revolving credit facility at the time of expiration.

     In January 1997, AssureNet entered into an agreement with a different bank for a $2,500,000 revolving line of credit facility ("Line of Credit") and a $750,000 non-revolving equipment line ("Equipment Line"). In 1997, the
Company paid all amounts outstanding under the Line of Credit and the Equipment Line.

     In connection with the acquisition of Datamedia Corporation ("Datamedia") in 1994, the Company recorded two non-interest bearing $1.0 million notes due to the former Datamedia stockholders on December 9, 1995 and December 9, 1996 at a discounted value. The discounted value reflected a 7.5% imputed interest rate. The Datamedia notes were collateralized by substantially all of the assets of the Company, subordinated to the interest of the Bank. The Company paid former Datamedia stockholders $1,161,000 and $717,000 during 1995 and 1996, respectively, related to the notes.

     Total interest expense was $129,000, $51,000 and zero in 1995, 1996 and 1997, respectively. Interest expense in 1995 and 1996 related solely to the imputed interest on the notes payable to former Datamedia stockholders.


NOTE 6.  DEVELOPER ROYALTIES

      The Company has royalty agreements with a developer for certain VMS utility products. Following the Spin-off, Raxco became the exclusive distributor for these products and has assumed full responsibility for the payment of royalties due the developer. Accordingly, no royalty expense was incurred by the Company in 1996 or 1997.

     In 1996, the Company entered into an agreement with an unrelated third party to purchase a nonexclusive license to the source code of a certain technology. The Company paid a $400,000 non-refundable pre-payment against future royalties. The Company may be required to pay up to an additional $600,000 in royalties based on a percentage of the revenues derived from the source code license over a three-year period. The Company incurred royalties of zero and $91,000 in 1996 and 1997, respectively.

NOTE 7.  ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

      Accrued liabilities and accounts payable consist of the following:

                                                 December 31,
                                            ----------------------
                                               1996        1997
                                            ----------  ----------
Accounts payable, accrued expenses........  $3,217,000  $4,662,000
Accrued payroll, bonus and vacation.......   2,127,000   2,688,000
Accrued royalties and commissions.........     863,000   1,117,000
Subsidiary liquidation and restructuring..     154,000          --
Net identifiable liabilities..............     163,000     141,000
                                            ----------  ----------
                                            $6,524,000  $8,608,000
                                            ==========  ==========

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases office space under operating leases expiring through 2005. A majority of the leases contain escalation clauses tied to Consumer Price Index changes, which provide for increases in base rental to recover increases in future operating costs. The future minimum rental payments shown below include base rentals, exclusive of any future escalation. Rent expense is recognized ratably over the period of occupancy for these leases. Rent expense amounted to approximately $779,000, $872,000 and $1,267,000 for 1995, 1996 and
1997, respectively.

     The future minimum payments under non-cancelable lease agreements as of December 31, 1997 are as follows:

  Year Ending December 31,
 1998.....................  $1,375,000
 1999.....................     976,000
 2000.....................     696,000
 2001.....................     259,000
 2002.....................     205,000
 Thereafter...............     546,000
                            ----------
                            $4,057,000
                            ==========

     The total of future minimum lease payments to be received under non-cancellable sub-leases related to the above leases is $300,000.

Legal Proceedings

      The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position or results of operations of the Company.


NOTE 9.   COMMON STOCK

     In January 1996, the Board of Directors adopted an amended and restated Certificate of Incorporation which increased the authorized capitalization of the Company from 10,000,000 shares of common stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. The par value of each class of stock remained at $0.02 per share. During 1996, warrants to purchase 30,000 shares were exercised.

      In April 1996, the Company filed a registration statement with the Securities and Exchange Commission and sold 2,000,000 shares of its common stock to the public. Under that registration statement, certain non-officer stockholders of the Company also sold 990,000 shares to the public, which included 390,000 shares to cover over-allotments. After the registration statement became effective, the initial public offering closed, resulting in proceeds to the Company of approximately $25.08 million, net of approximately $1.96 million and $960,000 in underwriting fees and offering expenses, respectively. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

     On January 7, 1997, AXENT signed a definitive agreement to acquire AssureNet. On March 26, 1997, AXENT successfully completed this acquisition through the issuance of 1,550,000 shares of AXENT common stock to AssureNet securityholders and the assumption of stock options and warrants to acquire up to 54,977 shares of AXENT common stock.

     On December 1, 1997, AXENT and Raptor jointly announced that both companies had signed a definitive merger agreement (see Note 15).

NOTE 10.   STOCK OPTION PLANS

      The Company has adopted certain fixed stock option plans. At the Company's Annual Meeting of Stockholders on May 21, 1997, stockholders approved a proposal to increase the number of shares of common stock reserved for issuance under AXENT's Amended and Restated 1996 Stock Option Plan (the "Employee Plan") by 975,000 shares. The amended Employee Plan, together with a predecessor stock option plan, provides for a total of 3,476,714 shares of common stock to be issued. The Employee Plan and the predecessor plan provide for grants to employees, consultants, directors and advisors. Of the authorized shares under the Employee Plan and the predecessor plan, options for 1,943,411 shares are outstanding; 1,003,594 shares have been issued; and 529,709 shares are available for future grants. The 1996 Directors' Stock Option Plan (the "Director Plan") allows for the granting of up to 200,000 options to directors of the Company who are not employees of the Company. Of the authorized shares under the Director Plan, options for 29,000 shares are outstanding, no shares have been issued, and 171,000 shares are available for future grants. The exercise price of each option equals the market price of the Company's stock as determined on the date of grant and the option's maximum term ranges from seven to ten years. Options are granted throughout the year and vest over a period of four to five years, except the options granted under the Director Plan which vest over a period of one to three years. During 1997, the company exchanged 264,400 options with exercise prices between $14.00 and $15.00 per share, for options with an exercise price of $11.125 per share, which was the fair market value of the Company's common stock on the date of the exchange.

Option activity for 1995, 1996 and 1997 is summarized as follows:

                                                                     Weighted-
                                         Number                       Average
                                       Of Options    Price Range   Exercise Price
                                       -----------  -------------  --------------
     Outstanding, December 31, 1994..   1,274,033   $  1.40- 3.00          $ 2.13
     Granted.........................     161,100      3.00- 4.00            3.63
     Exercised.......................      (9,075)     1.40- 3.00            2.00
     Canceled........................    (142,358)     1.40- 4.00            2.93
                                        ---------   -------------          ------
     Outstanding, December 31, 1995..   1,283,700      1.40- 4.00          $ 2.23
                                        ---------   -------------          ------
     Granted.........................     463,500    10.00- 15.00           11.82
     Exercised.......................    (146,600)     1.40- 4.00            2.04
     Canceled........................     (44,700)    1.70- 12.00            6.87
                                        ---------   -------------          ------
     Outstanding, December 31, 1996..   1,555,900     1.40- 15.00          $ 4.97
                                        ---------   -------------          ------
     Granted.........................   1,532,842     11.13-20.00           12.45
     Exercised.......................    (716,577)     1.40-12.00            2.68
     Canceled........................    (399,754)     1.70-20.00           12.82
                                        ---------   -------------          ------
     Outstanding, December 31, 1997..   1,972,411   $  1.40-20.00          $ 9.94
                                        =========   =============          ======

     Stock options for 909,713, 973,450, and 749,758 shares were vested and exercisable as of December 31, 1995, 1996, and 1997, respectively. The weighted average fair value of options granted for 1995, 1996 and 1997 were $0.69, $6.11 and $8.14, respectively. The weighted average fair value of options vested and exercisable as of December 31, 1995, 1996 and 1997 were $1.92, $2.27 and $6.89, respectively.

      The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                               Options Outstanding                 Options Exercisable
                                               -------------------                 -------------------
                                                   Weighted-Avg.
                            Number Shares            Remaining                           Number Shares
                            Outstanding At          Contractual      Weighted-Avg.      Exercisable At    Weighted-Avg.
Range Of Exercise Prices          12/31/97              Life         Exer. Price           12/31/97       Exer. Price
--------------------------  --------------         ------------      -------------     ---------------    ------------
$1.40 to  1.70                     188,050           0.95 years         $ 1.42              188,050         $ 1.42
$2.50 to  4.00                     244,525                 3.58           3.12              174,900           2.98
$10.00 to 15.00                  1,399,636                 6.19          11.33              371,933          11.10
$16.00 to 20.00                    140,200                 6.34          19.46               14,875          16.50
                                 ---------         ------------         ------             --------         ------
                                 1,972,411           5.38 years         $ 9.94              749,758         $ 6.89
                                 =========         ============         ======             ========         ======

     During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected the disclosure-only alternative for stock-based employee compensation which requires the disclosure of pro forma net income or loss and per share amounts using the fair-value based method. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1995         1996         1997
                                         ----------   ----------  -------------
     Net income (loss)
       As reported....................   $2,355,000   $5,680,000  ($19,441,000)
       Pro forma......................   $2,342,000   $4,985,000  ($23,497,000)
     Basic earnings (loss) per share
       As reported....................        $0.30        $0.61        ($1.63)
       Pro forma......................        $0.29        $0.53        ($1.97)
     Diluted earnings (loss) per share
       As reported....................        $0.28        $0.54        ($1.63)
       Pro forma......................        $0.28        $0.47        ($1.97)

      For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: divided yield of 0% for all grants; expected volatility of 65 percent; risk-free interest rates of 6.09, 6.14 and
6.20 percent; and expected lives of 3.5, 3.5 and 4.3 years for each grant.

NOTE 11.   INCOME TAXES

      The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax assets. During 1997, a portion of the valuation allowance which was recorded against the deferred tax assets was released. Management believes that it is more likely than not that this deferred tax asset will be realized.

      The Company files a consolidated tax return in the United States with its U.S. subsidiaries. Deferred income taxes have been established by each entity based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

     The components of the provision (benefit) for income taxes included in the Consolidated Statements of Operations are as follows:

                                                                        Year Ended December 31,
                                                                 -------------------------------------
                                                                     1995         1996         1997
                                                                 ------------  -----------  ----------
Continuing Operations
     Current provision (benefit)
          Federal..............................................  $(1,999,000)  $1,331,000   $3,583,000
          State................................................     (147,000)     228,000      752,000
          Foreign..............................................           --           --       33,000
                                                                 -----------   ----------   ----------
Total current provision (benefit) from continuing operations...  $(2,146,000)  $1,559,000   $4,368,000
                                                                 ===========   ==========   ==========
     Deferred provision (benefit)
          Federal..............................................  $        --   $ (370,000)  $  769,000
          State................................................           --      (30,000)     162,000
          Foreign..............................................           --           --           --
                                                                 -----------   ----------   ----------
Total deferred provision (benefit) from continuing operations..  $        --   $ (400,000)  $  931,000
                                                                 ===========   ==========   ==========
Total provision (benefit) from continuing operations...........  $(2,146,000)  $1,159,000   $5,299,000
                                                                 ===========   ==========   ==========

     The Company's effective tax rate on pre-tax income (loss) from continuing operations differs from the U.S. federal statutory tax rate as follows:

                                                                                 Year Ended December 31,
                                                                            --------------------------------
                                                                               1995        1996        1997
                                                                            ---------   ---------   --------
U.S. federal statutory rate..................................                  (34.00)%     34.00%    (34.00)%
Increase (decrease) in rates resulting from
 State taxes.................................................                     (2.5)       4.4       (4.0)
 Permanent differences.......................................                      1.0       (0.6)       0.5
 Write-off of purchased in process R&D.......................                       --         --       72.9
 Foreign losses not benefited................................                       --       16.0        4.8
 Foreign income not subject to tax...........................                     (5.0)        --        0.2
 Change in valuation allowance for deferred tax asset .......                     (3.8)     (27.7)      (5.8)
 Other.......................................................                       --         --        2.2
                                                                             ---------   --------    -------
 Effective tax rate..........................................                   (44.30)%    26.10%     36.80%
                                                                             =========   ========    =======

     Deferred tax assets (liabilities) are included in other assets and are comprised of the following:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                     1996                                  1997
                                                      ---------------------------------   -------------------------------------
                                                         Federal     State     Foreign      Federal       State      Foreign
                                                      ----------   --------   ---------   -----------   ----------  -----------
Current deferred assets
  Accrued expenses..................................  $  252,000   $ 31,000   $      --   $   199,000   $  37,000           --
  Deferred revenue..................................     157,000     20,000          --            --          --           --
  Reserves..........................................     242,000     30,000          --       186,000      35,000           --
                                                      ----------   --------   ---------   -----------   ---------   ----------
   Total current deferred assets....................     651,000     81,000          --       385,000      72,000           --
                                                      ----------   --------   ---------   -----------   ---------   ----------
Non-current deferred assets
  Depreciation and amortization.....................      53,000      7,000          --       135,000      25,000           --
  Net operating loss................................          --         --     632,000     2,283,000     428,000    1,171,000
  State tax effect..................................     (30,000)        --          --            --          --           --
  Credits...........................................     471,000         --          --       373,000          --           --
                                                      ----------   --------   ---------   -----------   ---------   ----------
     Total non-current deferred assets..............     494,000      7,000     632,000     2,791,000     453,000    1,171,000
                                                      ----------   --------   ---------   -----------   ---------   ----------
Gross deferred tax assets...........................   1,145,000     88,000     632,000     3,176,000     525,000    1,171,000
Valuation allowance.................................    (775,000)   (58,000)   (632,000)   (2,875,000)   (468,000)  (1,171,000)
                                                      ----------   --------   ---------   -----------   ---------   ----------
Net deferred tax assets.............................  $  370,000   $ 30,000   $      --   $   301,000   $  57,000           --
                                                      ==========   ========   =========   ===========   =========   ==========

     As of December 31, 1997, AXENT has a foreign loss carryover in the amount of $3,000,000, which does not expire. In addition, AXENT's newly acquired subsidiary, AssureNet, has net operating losses and credits that expire at various dates through 2011. As of December 31, 1997, those net operating losses were approximately $7,100,000 and the general business credit carryforwards were approximately $369,000. Due to the greater than 50% change in AssureNet's ownership, the annual utilization of the AssureNet net operating loss carryforwards and credits is limited to the lesser of the future taxable income of AssureNet or approximately $1,375,000. Approximately $3.3 million of the remaining valuation allowance was recorded upon the acquisition of AssureNet. In accordance with SFAS No. 109, a portion of the benefits relating to the reversal of this valuation allowance will reduce the remaining intangible assets which were recorded during the purchase price allocation.


NOTE 12.  401(K) RETIREMENT PLANS

      The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan") which is qualified under section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) Plan, eligible participants, which include all full-time U.S. employees who have served for a requisite period, may elect to contribute a percentage of their annual gross compensation to the 401(k) Plan. Contributions to the 401(k) Plan by the Company are discretionary. For the years ended December 31, 1995, 1996 and 1997, the Company did not contribute to the 401(k) Plan. The Company amended the terms of its existing 401(k) plan effective January 1, 1998, to provide for a discretionary matching contribution by the Company of 25 percent of the first 4 percent of qualified employee contributions.

     In conjunction with the AssureNet acquisition (see Note 3), the Company acquired a Savings and Retirement plan established for the benefit of the AssureNet employees. Employer matching contributions are discretionary.

Employer matching contributions are equal to 25% of the employee's contributions to the Plan, up to 4% of their compensation. For the year ended December 31, 1997 the Company made contributions of $46,000.

In conjunction with the Datamedia acquisition (see note 5), the Company acquired an additional 401(k) plan established for the benefit of the Datamedia employees. All employee/employer contributions to such plan ceased effective December 31, 1994. The Company is in the process of terminating this plan.


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

     1996

     Cash paid for income taxes associated with continuing and discontinued operations was $784,000 and $30,000, respectively. Cash paid for interest associated with continuing operations was $114,000. During 1996, the Company's current tax payable was reduced by approximately $397,000 due to tax benefits associated with the exercise of employee stock options.

     1997

     Cash paid for income taxes associated with continuing and discontinued operations was $298,000 and $289,000, respectively. During 1997, the Company's current tax payable was reduced by approximately $3,053,000 due to tax benefits associated with the exercise of employee stock options.

     As part of the consideration for the sale of its storage management products effective as of December 31, 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI. On October 15, 1997, the Company exchanged the warrant for 161,830 shares of MTI common stock.

NOTE 14.  FOREIGN OPERATIONS

     The Company operates primarily in the United States and Europe. Summary information related to these operations is as follows:

                                   DECEMBER 31,
                       -------------------------------------

                              1995         1996         1997
                       -----------  -----------  -----------
Net Revenues
     United States...  $10,687,000  $16,801,000  $32,083,000
     International...    4,041,000    5,296,000    9,578,000
                       -----------  -----------  -----------
                       $14,728,000  $22,097,000  $41,661,000
                       ===========  ===========  ===========
Total Assets
     United States...  $10,257,000  $42,820,000  $52,348,000
     International...    2,389,000    1,181,000    4,127,000
                       -----------  -----------  -----------
                       $12,646,000  $44,001,000  $56,475,000
                       ===========  ===========  ===========


NOTE 15. SUBSEQUENT EVENTS

     On December 1, 1997, AXENT and Raptor jointly announced that both companies had signed a definitive merger agreement. Under terms of the merger agreement, AXENT offered 0.80 shares of its common stock for each outstanding share of Raptor's common stock and agreed to exchange stock options for all Raptor Stock options outstanding immediately prior to consummation of the merger. At special meetings on February 5, 1998, the stockholders of AXENT and Raptor approved the merger agreement. Based upon 13,690,521 shares of Raptor common stock, and stock options covering a total of 2,158,127 shares of Raptor common stock, that were outstanding immediately before the effective time of the merger, AXENT issued approximately 10,952,380 shares of AXENT common stock and exchanged stock options covering a total of 1,725,988 shares of AXENT common stock as a result of the merger. The merger between AXENT and Raptor will be accounted for as a "pooling-of-interests," and accordingly, historical financial data in future reports will be restated to include Raptor. The following unaudited pro forma data summarizes the combined results of operations of the Company and Raptor as though the merger had occurred on January 1, 1995:


                                                 Years Ended December 31,
                                        -----------------------------------------
                                           1995          1996            1997
                                        -----------------------------------------
Net revenues........................... $18,630,000     $36,624,000  $ 69,821,000
Income (loss) from
  continuing operations................  (5,381,000)      5,086,000   (18,870,000)
Income (loss) from continuing
  operations per common share
    Basic..............................       (0.56)           0.27         (0.83)
    Diluted............................       (0.56)           0.24         (0.83)

     More detailed unaudited pro forma financial information restated to reflect the combined operations of AXENT and Raptor is included in Item 7 of AXENT's Form 10-K for the year ended December 31, 1997, under the caption "Unaudited Pro Forma Combined Information of AXENT and Raptor."

     In February 1998, the Company adopted the 1998 Incentive Stock Plan ("98 Plan") and the 1998 Employee Stock Purchase Plan ("Purchase Plan") and reserved 1,800,000 shares and 500,000 shares, respectively, for issuance thereunder. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company to purchase common stock of the Company, through payroll deductions of up to ten percent of their compensation. The price of Common Stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each three month purchase period. The Purchase Plan will be administered by the Compensation Committee of the Board of Directors.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on the 30th day of March 1998.

                               AXENT TECHNOLOGIES, INC.

                               By: /S/ JOHN C. BECKER
                                   ------------------
                                   John C. Becker
                                   Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints John C. Becker, Gary M. Ford and Edwin M. Martin, Jr., and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments and post-effective amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

A Majority of the Board of Directors:

SIGNATURE                           TITLE                                   DATE
---------                           -----                                   ---------

/S/ JOHN C. BECKER                  President, Chief Executive             March 30, 1998
----------------------------       Officer and Director (Principal
John C. Becker                     Executive Officer


/S/ ROBERT B. EDWARDS, JR.          Vice President, Chief Financial        March 30, 1998
----------------------------       Officer and Treasurer (Principal
Robert B. Edwards, Jr.             Financial and Accounting Officer)


/S/ RICHARD A. LEFEBVRE             Chairman of the Board and Director     March 30, 1998
----------------------------
Richard A. Lefebvre


/S/ GABRIEL A. BATTISTA             Director                               March 30, 1998
----------------------------
Gabriel A. Battista


/S/ JOHN F. BURTON                  Director                               March 30, 1998
-----------------------------
John F. Burton


                                    Director                               March 30, 1998
-----------------------------
Shaun McConnon


/S/ ROBERT SCHECHTER                Director                               March 30, 1998
-----------------------------
Robert Schechter


/S/ ROBERT STEINKRAUSS              Director                               March 30, 1998
---------------------------
Robert Steinkrauss

 EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
3.1(1)                    Amended and Restated Certificate of Incorporation of AXENT.
3.2(2)                    Amended and Restated Bylaws of AXENT.
4.1(1)                    Specimen stock certificate for shares of Common Stock of AXENT.
10.1(1)                   AXENT's 1991 Amended and Restated Stock Option Plan.
10.2(3)                   AXENT's 1996 Amended and Restated Stock Option Plan.
10.3(3)                   AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
10.7(1)                   Registration Rights Agreement dated as of December 10, 1992, by and among AXENT and the parties thereto.
10.7.1(3)                 Amendment No. 1 to Registration Rights Agreement dated as of February 26, 1997, by and among AXENT and the parties thereto.
10.8(1)                   Settlement Agreement effective as of September 13, 1991, by  and among AXENT and the parties thereto.
10.9(1)                   Form of Indemnification Agreement between AXENT and its directors and executive officers.
10.10(1)                  Agreement of Merger dated as of November 17, 1994, among  AXENT, Datamedia Corporation and Raxco
                          Acquisition Corporation.
10.11(1)                  Lease Agreement dated as of September 6, 1995, by and between Research
                          Grove Associates and AXENT.
10.12(1)                  Lease of Real Property dated as of March 7, 1995, by and  between TNK
                          Associates and AXENT.
10.13(1)                  Deed of Lease dated as of March 14, 1995 by and between Bill Harris
                          Music, Inc. and AXENT.
10.14(1)                  Agreement dated as of December 30, 1987, by and between AXENT and
                          William R. Davy.
10.15(1)                  Agreement dated as of September 20, 1990, by and between AXENT and
                          William R. Davy.
10.16(1)                  Agreement dated as of November 7, 1991, by and between AXENT and
                          William R. Davy.
10.18(1)                  Severance Arrangement for John C. Becker, dated October 16,  1992.
10.19(1)                  Severance Arrangement for Brett Jackson, dated October 16,  1992.
10.20(1)                  AXENT's Officer/Vice President Severance Policy.
10.21(1)                  Exclusive Distributor License Agreement, effective as of  December 31,
                          1995, between AXENT and Raxco Software, Inc.
10.22(1)                  Administrative Services Agreement, effective as of December 31, 1995, between the Company and Raxco Software, Inc.
10.24(1)                  Agreement and Plan of Separation, effective as of December 31,  1995, between AXENT and Raxco Software, Inc.
10.29(3)                  Amended Agreement and Plan of Merger among AXENT, Axquisition, Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended
                          February 26, 1997.
10.30(4)                  AXENT's 1998 Employee Stock Purchase Plan.
10.31(4)                  AXENT's 1998 Incentive Stock Plan.
10.32(4)                  AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
10.33(4)                  Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and
                          Raptor Systems, Inc. dated as of December 1, 1997.
21.1  *                   Subsidiaries of the Registrant.
23.1  *                   Consent of Coopers & Lybrand L.L.P.
23.1A *                   Opinion of Coopers & Lybrand L.L.P. on certain financial data schedules.
24.1  *                   Power of Attorney (included in signature pages).

------------------
(1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(5) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(6) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
*    Filed herewith.

SCHEDULE                   DESCRIPTION
--------                   -----------
   II.* Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1995, 1996 and 1997

                                                                Balance at    Additions                 Balance at
                                                               Beginning of  Charged to                   End of
                        Description                               Period      Expenses     Deductions     Period
-------------------------------------------------------------  ------------  -----------  ------------  ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1995............................................    $  220,000  $  (18,000)  $    95,000   $  297,000
December 31, 1996............................................       297,000     233,000      (212,000)     318,000
December 31, 1997............................................       318,000     392,000      (204,000)     506,000
DEFERRED TAX ASSET VALUATION ACCOUNT
December 31, 1995............................................    $2,526,000          --   $    87,000   $2,613,000
December 31, 1996............................................     2,613,000          --    (1,148,000)   1,465,000
December 31, 1997............................................     1,465,000   3,975,000      (926,000)   4,514,000

Note: Additions for 1997 include the beginning valuation allowance associated with AssureNet.