Form 10-Q
period 1998-03-31
AXENT TECHNOLOGIES INC
filed 1998-05-15
CIK 1007997

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(Mark One)

     _X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______


As of May 12, 1998, there were 24,475,723 shares outstanding of the Registrant's Common Stock, par value $.02 per share.

--------------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.

                                     INDEX


                                                                    Page
                                                                    Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            3

         Condensed Consolidated Balance Sheets as of                  4
         March 31, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations              5
         for the three months ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the      6
         three months ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Comprehensive           7
         Income for the three months ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements         8

Item 2.  Management's Discussion and Analysis of                     11
         Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk  15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           16

Item 4.  Submission of Matters to a Vote of Security Holders         16

Item 6.  Exhibits                                                    17

SIGNATURES                                                           18

PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on March 31, 1998.


                            AXENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)



                                                                                 March 31,
                                                                                   1998             December 31,
                                                                                (unaudited)             1997
                                                                              ----------------    -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $  35,682          $    51,618
   Marketable securities                                                               56,326               40,882
   Accounts receivable, net                                                            16,832               18,223
   Other current assets                                                                 5,440                4,337
                                                                              ----------------    -----------------

      Total current assets                                                            114,280              115,060
                                                                              ----------------    -----------------

Property and equipment, net                                                             4,916                4,263
Purchased software and other assets                                                     5,975                5,458
                                                                              ----------------    -----------------
      Total assets                                                                  $ 125,171           $  124,781
                                                                              ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                         $  20,073          $    13,120
   Deferred revenue                                                                     8,032                7,396
                                                                              ----------------    -----------------

      Total  liabilities                                                               28,105               20,516
                                                                              ----------------    -----------------

Stockholders' equity:
   Common stock, par value $0.02: 24,138,258 and 23,268,657
         shares issued and outstanding, respectively                                      483                  466
   Additional paid-in capital                                                         139,665              139,612
   Accumulated deficit                                                                (42,718)             (33,389)
   Accumulated other comprehensive income                                                (364)                 (85)
   Unearned compensation                                                                   --               (2,339)
                                                                              ----------------    -----------------

      Total stockholders' equity                                                       97,066              104,265
                                                                              ----------------    -----------------

      Total liabilities and stockholders' equity                                   $  125,171           $  124,781
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

                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                    -------------------------------
                                                                                        1998             1997
                                                                                    -------------    --------------
Net revenues:
   Product licenses                                                                    $  16,283         $  10,878
   Services                                                                                4,048             2,917
                                                                                    -------------    --------------
      Total net revenues                                                                  20,331            13,795

Cost of net revenues                                                                       2,118             1,290
                                                                                    -------------    --------------
Gross profit                                                                              18,213            12,505

Operating expenses:
   Sales and marketing                                                                     9,141             7,132

   Research and development                                                                3,967             2,836

   General and administrative                                                              1,482             1,681

   Non-recurring charges                                                                  17,422            27,632
                                                                                    -------------    --------------
       Total operating expenses                                                           32,012            39,281
                                                                                    -------------    --------------
Income (loss) from continuing operations before royalties, interest and taxes            (13,799)          (26,776)

   Royalty income                                                                            569               658
   Interest income                                                                                           1,079
                                                                                           1,063
   Gain on sale of marketable securities                                                     389              --
   Income tax (provision) benefit                                                          2,105              (962)

                                                                                    -------------    --------------
Income (loss)  from continuing operations                                                 (9,673)          (26,001)

Income from discontinued operations                                                          ---               173
                                                                                    -------------    --------------

Net income (loss)                                                                      $  (9,673)        $ (25,828)
                                                                                    =============    ==============
Net income (loss) per common share (basic):
   Continuing operations                                                               $   (0.41)        $   (1.17)

   Discontinued operations                                                                   ---         $    0.01
                                                                                    =============    ==============
Net income (loss) per common share (basic)                                             $   (0.41)        $   (1.16)
                                                                                    =============    ==============
Number of shares used in computing net income (loss) per common
share outstanding (basic)                                                                 23,654            22,136

Net income (loss) per common share (diluted):
   Continuing operations                                                               $   (0.41)        $   (1.17)

   Discontinued operations                                                                   ---         $    0.01
                                                                                     -------------    --------------
Net income (loss) per common share (diluted)                                            $ (0.41)         $   (1.16)
                                                                                    =============    ==============
Number of shares used in computing net income (loss) per common
share outstanding (diluted)                                                               23,654            22,136

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                          For the Three Months
                                                                                              Ended March 31,
                                                                                    ------------------------------------
                                                                                         1998                 1997
                                                                                    ----------------     ---------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net loss from continuing operations                                                  $  (9,673)         $  (26,001)
     Non-cash items:
       Depreciation and amortization                                                            673                 517
       Non-recurring charges                                                                 17,422              27,632
       Payments for corporate acquisition                                                    (7,462)                 --
       Gain on sale of marketable securities                                                   (389)                 --
       Change in assets and liabilities                                                      (2,674)             (1,736)
                                                                                    ----------------     ---------------

   Net cash provided by continuing operations                                                (2,103)                 412
   Net cash used by discontinued operations                                                      --                (250)
                                                                                    ----------------     ---------------

         Net cash provided by operating activities                                           (2,103)                 162
                                                                                    ----------------     ---------------

   Investing activities:
     Capital expenditures                                                                    (1,862)               (624)
     Proceeds from the sale of marketable securities                                            389                  --
     Purchases of short-term investments                                                    (30,093)            (11,062)
     Maturity of short-term investments                                                      14,649                 282
                                                                                    ----------------     ---------------

   Net cash used by continuing operations                                                   (16,917)            (11,404)
   Net cash provided by discontinued operations                                                  --                 215
                                                                                    ----------------     ---------------
         Net cash used by investing activities                                              (16,917)            (11,189)
                                                                                    ----------------     ---------------

  Financing activities:
    Proceeds from issuance of common stock                                                    3,125                 358
    Proceeds from line of credit draws                                                           --                 490
    Principal payments on line of credit                                                         --              (1,225)
                                                                                    ----------------     ---------------

  Net cash provided by continuing operations from financing activities                        3,125                (377)
                                                                                    ----------------     ---------------

  Effect of exchange rate changes on cash                                                       (41)                (43)

                                                                                    ----------------     ---------------

  Net decrease in cash and cash equivalents                                                 (15,936)            (11,447)
  Cash and cash equivalents, beginning of period                                             51,618              54,828
                                                                                    ----------------     ---------------
  Cash and cash equivalents, end of period                                                 $ 35,682            $ 43,381
                                                                                    ================     ===============



         The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (amounts in thousands)
                                   (unaudited)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                    ------------------------------------
                                                                                         1998                 1997
                                                                                    ----------------     ---------------

   Net loss                                                                               $ (9,673)          $ (25,828)
   Other comprehensive loss
      Currency translation effects                                                             (41)                (43)
                                                                                    ================     ===============
   Comprehensive loss                                                                     $ (9,714)          $ (25,871)
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

                            AXENT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Basis of Presentation

AXENT Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "AXENT") develop, market, license and support enterprise-wide information security solutions for client/server computing environments and provide related services.

The Company's condensed consolidated financial statements have been restated to reflect consummation of the acquisition of Raptor Systems, Inc. ("Raptor"), which was accounted for as a pooling-of-interests and consummated on February 5, 1998, in accordance with APB No. 16. AXENT's historical financial statements and related selected and financial information have been restated to combine earlier financial statements of AXENT and Raptor.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended March 31, 1998 may not necessarily be indicative of the results for the entire year. The December 31, 1997 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1997, which are included in the Company's Form 10-K filed with the SEC on March 31, 1998.

Business Combinations

On February 5, 1998, the Company consummated its merger with Raptor in which it acquired 100% of the outstanding stock of Raptor for 10,952,380 shares of AXENT common stock and exchanged stock options covering a total of 1,725,988 shares of AXENT common stock. The Company incurred approximately $17.42 million in non-recurring transaction and other related costs in relation to the merger. The business combination was accounted for by the pooling of interests method of accounting, and accordingly, the assets, liabilities, and stockholders' equity of Raptor were combined with the Company's respective accounts at recorded values. Prior statements have been restated to give effect to the merger.

The following is a reconciliation of revenues and net loss previously reported by the Company for the quarter ended March 31, 1997, with the combined amounts currently presented in the financial statements for that quarter:

Quarter Ended March 31, 1997
(in thousands)                                  AXENT                  Raptor             Combined
                                         ---------------------    -----------------    ---------------

Revenues                                           $    8,155           $    5,640        $    13,795
Net income (loss)                                     (26,685)                 857            (25,828)

During 1997, AXENT acquired AssureNet Pathways, Inc ("AssureNet") by issuing 1,550,000 shares of common stock in exchange for all of the outstanding shares of AssureNet preferred and common stock and certain outstanding AssureNet stock options and warrants, when exercised. In addition, AXENT assumed all other AssureNet stock options and warrants outstanding at the time of the merger.

AssureNet's operations have been included in the Company's condensed consolidated financial statements since January 7, 1997, and the acquisition was accounted for using the purchase method of accounting. The total purchase price of $32 million was allocated to the net assets acquired based on their estimated fair market value, which included approximately $2.9 million of tangible assets; $1.5 million in purchased software which is being amortized over three years on a straight-line basis; and approximately $27.6 million of in-process research and development based on the products' net present value using a discounted cash flow model. The in-process research and development was expensed at the date of the acquisition. After the acquisition, AXENT ceased to actively market the majority of AssureNet hardware products and has focused its efforts on marketing the Defender software products and related hardware tokens.

Net Income Per Common Share

During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," ("SFAS 128") to calculate net income per share. Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist entirely of options to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. These potentially dilutive securities have been excluded from the diluted earnings per share calculations for each period presented because they would be antidilutive. Earnings per share for all other periods presented have been restated to conform to SFAS 128.

The following table reconciles the weighted average number of common shares during each period for basic earnings per share with the comparable amount for diluted earnings per share.

(amounts in thousands)                                                                        For the Three Months
                                                                                                  Ended March 31,
                                                                                    ------------------------------------
                                                                                         1998                 1997
                                                                                    ----------------     ---------------
Weighted average shares outstanding - (basic)                                                23,654              22,136
Stock options                                                                                    --                  --
                                                                                    ================     ===============
Weighted average shares outstanding - (diluted)                                              23,654              22,136
                                                                                    ================     ===============

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

Stock Option Plan

The Company has adopted certain fixed stock option plans. AXENT's Amended and Restated 1996 Stock Option Plan (the "Employee Plan"), together with a predecessor stock option plan, provides for a total of 3,476,714 shares of common stock to be issued. Of the authorized shares provided in the Employee Plan and the predecessor plan, options covering an aggregate of 522,600 shares were issued during the first three months of 1998.

The 1996 Directors' Stock Option Plan (the "Director Plan") provides for a total of 200,000 shares of common stock to be issued. Of the authorized shares provided in the Director Plan, options covering an aggregate of 27,000 shares were issued during the first three months of 1998.

In February 1998, the Company adopted the 1998 Incentive Stock Plan ("98 Plan") and reserved 1,800,000 shares for issuance thereunder. Of the authorized shares provided in the 98 Plan, options covering an aggregate of 732,400 were issued during the first three months of 1998.


Adoption of Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for the fiscal years beginning after December 15, 1997. SFAS 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. Effective for the fiscal year ending December 31, 1998, the Company has adopted SFAS 130.

The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective for the fiscal year ending December 31, 1998, the Company has adopted SOP 97-2.


Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segment of an Enterprise and Related Information" ("SFAS 131"), which is effective for the fiscal years beginning after December 15, 1997. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified in "Certain Factors Affecting Future Performance" (see below) and those discussed in the "Risk Factors" set forth in the Company's Prospectus/Joint Proxy Statement dated January 2, 1998, as filed with the SEC on January 5, 1998.

                  Three Months Ended March 31, 1998 Compared to
                        Three Months Ended March 31, 1997

Net Revenues

The Company's net revenues from product licenses increased approximately 49.6%, or $5.40 million, from $10.88 million for the three months ended March 31, 1997 to $16.28 million for the three months ended March 31, 1998. For those periods in 1997 and 1998, net revenues from product licenses represented 78.9% and 80.1% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the introduction and general release of new products or versions and the expansion of available products running on new or additional platforms.

The Company's net revenues from services increased approximately 38.7%, or $1.13 million, from $2.92 million for the three months ended March 31, 1997 to $4.05 million for the three months ended March 31, 1998. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance. For those periods in 1997 and 1998, net revenues from services represented 21.1% and 19.9% of total net revenues, respectively.

Revenues from North American and International operations were 79% and 21% of total revenues, respectively, for the three months ended March 31, 1998 as compared to 82% and 18%, respectively, for the same period in 1997.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 64.2%, or $828,000, from $1.29 million for the three months ended March 31, 1997 to $2.12 million for the three months ended March 31, 1998. For those periods in 1997 and 1998, cost of net revenues represented 9.4% and 10.4% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support operations necessary to support a larger installed customer base as well as additional products offered by the Company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.


Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 28.2%, or $2.01 million, from $7.13 million for the three months ended March 31, 1997 to $9.14 million for the three months ended March 31, 1998. For those periods in 1997 and 1998, sales and marketing expenses represented 51.7% and 45.0% of total net revenues, respectively. The increase in dollar amount was due to the additional sales staff to support the company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 39.8%, or $1.13 million, from $2.84 million for the three months ended March 31, 1997 to $3.97 million for the three months ended March 31, 1998. For those periods in 1997 and 1998, research and development expenses represented 20.6% and 19.5% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses decreased 11.9%, or $200,000, from $1.68 million for the three months ended March 31, 1997 to $1.48 million for the three months ended March 31, 1998. For those periods in 1997 and 1998, general and administrative expenses represented 12.2% and 7.3% of total net revenues, respectively. The decrease is primarily a result of the synergies gained from the elimination of overlapping administration functions associated with the Raptor acquisition. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Non-Recurring Charges

In 1997, the Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.6 million to expense the purchased in-process research and development that had not reached technological feasibility and had no probable future uses. In 1998, the Company incurred a one-time charge of $17.4 million, $13.3 million net of taxes, for severance, investment banking, legal, and accounting fees, and other costs related to the acquisition of Raptor.

Income from Continuing Operations before Royalties, Interest and Taxes

Income from continuing operations before royalties, interest and taxes increased $12.98 million from a loss of $26.78 million to a loss of $13.80 million, for the three months ended March 31, 1997 and 1998, respectively. The increase is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

Royalty Income

Royalty income consists of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 13.5%, or $89,000, from $658,000 for the three months ended March 31, 1997 to $569,000 for the same three month period during 1998. This decline is primarily attributable to declining revenues recognized by Raxco for these products as a result of erosion of market share that the OpenVMS platform has experienced world-wide. AXENT expects that the amount of royalty income will continue to decline in future periods.

For the three month period ended March 31, 1998, Raxco reported to the Company gross revenues of $2.67 million, which included approximately $1.90 million of OpenVMS utility revenues.

Interest Income

Interest income decreased 1.5%, or $16,000, from $1.08 million for the three month period ended March 31, 1997 to $1.06 million for the three month period ended March 31, 1998.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial statement purposes and their respective tax basis. The Company's subsidiaries have a history of net operating losses making the realization of its tax credit carryforwards uncertain. Accordingly, the Company placed a partial valuation allowance against the deferred tax assets of its subsidiaries.

The Company recorded a tax provision related to its taxable income from continuing and discontinued operations for the three months ended March 31, 1997. The Company recorded a tax benefit related to its taxable loss from continuing operations for the three months ended March 31, 1998. The effective rate for the three months ended March 31, 1998 was approximately 35%.

Income from Continuing Operations

As a result of the above the Company recorded a loss from continuing operations of $9.67 million for the three months ended March 31, 1998, a decrease of 62.8% or $16.33 million, from a loss of $26.00 million for the three months ended March 31, 1997.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased from $173,000 for the three month period ended March 31, 1997 to $0 for the three month period ended March 31, 1998. The Company currently anticipates no further income from discontinued operations.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $35.68 million at March 31, 1998, a decrease of approximately $15.94 million from $51.62 million at December 31, 1997. During the three month periods ended March 31, 1997 and 1998, respectively, the Company financed its operations primarily through cash reserves and available working capital. The Company's continuing operating activities generated cash of $412,000 and used cash of $2.10 million for the three month periods ended March 31, 1997 and 1998, respectively. During the three months ended March 31, 1998, the Company's use of cash from continuing operating activities was primarily a result of the payment of transaction-related costs associated with the acquisition of Raptor.

The Company made capital expenditures of approximately $624,000 and $1,862,000 for the three month periods ended March 31, 1997 and 1998, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of March 31, 1998.

During the three month period ended March 31, 1998, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $7.46 million for transaction costs associated with the acquisition of Raptor; 2) the Company received proceeds of $3.12 million from the issuance of common stock for stock option exercises; 3) the Company purchased $30.09 million of marketable securities; 4) the Company received $14.65 million from the maturity of short-term investments; 5) the Company received proceeds of $389,000 from the sale of common stock of MTI Technology Corporation.

The Company believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from its software products, the Company does not believe prior growth rates are necessarily indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. The Company's future operating results also may be affected if it fails to recognize the anticipated benefits of its acquisition of Raptor on the timetable projected by AXENT; those benefits include, among others, integration of AXENT and Raptor product offerings and coordination of their respective sales, marketing and research and development teams without disruption or unanticipated expense. The Company's future results of operations may also be adversely affected if the anticipated integration of Raptor operations produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

The market for the Company's software products is highly competitive, and AXENT expects that it will face increasing price pressures from its current competitors and new market entrants. As a result of increasing consolidation in the information security industry, the Company expects that it will become subject to increased competition, which may negatively impact existing collaborative, marketing, reselling, distribution or marketing agreements or relationships and thereby materially adversely affect the Company's financial condition and results of operations. Any material reduction in the price of the Company's software products would negatively affect gross margins and could materially adversely affect the Company's financial condition and results of operations.

The licensing of many of the Company's enterprise-class software products generally involve significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the licensing of the Company's enterprise-class security software products is typically long and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company may expend significant resources pursuing potential sales that will not be consummated.

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

The Company has experienced significant quarterly fluctuations in its operating results and anticiaptes such fluctuations in the future. Generally, revenues, operating income and net income have been higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the accounting treatment of the AssurNet acquisition mitigated that historic trend. The Company believes that the fourth calendar quarter revenues are positively affected by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of the Company's sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. The Company historically has recognized a substantial portion of its license revenues in the last month of each quarter; this is expected to continue for the forseeable future as the portion of revenues from indirect distribution channels increases.

This  Form  10-Q and the  foregoing  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to those discussed in this section ("Factors that May Affect Future Performance") and the section o the Company's Prospectus/Joint Proxy Statement dated January 2, 1998 entitled "Risk Factors". Readers should carefully review the risks described in other documents the Company filed from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K and the other quarterly reports on Form 10-Q filed or to be filed by the Company in 1998. Readers are cautioned not to rely on forward-looking statements. The Company has no obligation to publicly release any revisions to forward-looking statements or reflect events or circumstances after the date of filing of this Form 10-Q.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     On December 4, 1997, an action entitled Usher Fisher v. William Kaiser, et al. was filed in the Delaware Court of Chancery in and for New Castle County (the "Court"), purportedly as a class action on behalf of stockholders of Raptor, against Raptor, the members of Raptor's Board and AXENT, which sought, among other things, to enjoin consummation of the merger of Raptor and AXENT (the "Merger").

     Raptor and the Raptor Board believed that the plaintiff's allegations were without merit, but also believed that the possibility of delay and possible uncertainty with respect to consummation of the Merger relating to the litigation were not in the best interests of Raptor and its stockholders. Representatives of Raptor and AXENT and counsel for the plaintiff reached an agreement in principle to settle the litigation on January 20, 1998. In that agreement in principle, Raptor and the Raptor Board made no admission of liability but agreed to circulate certain additional information to Raptor's stockholders, and the plaintiff agreed generally to refrain from further proceedings pending approval of a final settlement agreement by the Court and approval of the Merger by Raptor's stockholders. Defendants agreed not to oppose an application by plaintiff's counsel for an award of counsel fees and expenses not to exceed $250,000, which will be payable by Raptor if the fee application is approved. The Merger was approved by the requisite vote of Raptor stockholders on February 5, 1998 and was consummated on that date.

Item 4.           Submission of Matters to a Vote of Security Holders.

         At a special meeting of AXENT's stockholders on February 5, 1998, stockholders of record at the close of business on December 31, 1997 approved the issuance of shares of AXENT common stock in connection with the Agreement and Plan of Merger dated as of December 1, 1997 (the "Merger Agreement") by and among AXENT, Raptor and a wholly-owned subsidiary of AXENT, and the 1998 Raptor Option Exchange Plan. On that matter, 8,573,200 shares voted to approve the issuance of shares in the merger, 36,008 shares voted against approval of the issuance, 46,172 shares abstained from voting on the matter and there were 32,590 "broker non-votes" on that matter. At that meeting, AXENT's stockholders also approved AXENT's Incentive Stock Plan (the "Option Plan") and AXENT's 1998 Employee Stock Purchase Plan ( the "Purchase Plan"), and the reservation of 1,800,000 and 500,000 shares of AXENT common stock, respectively, for issuance thereunder. On approval of the Option Plan, 5,726,876 shares voted to approve the Option Plan, 2,869,154 shares voted against approval, 59,350 shares abstained and there were 32,590 "broker non-votes" on that matter. On approval of the Purchase Plan, 7,625,423 shares voted to approve the Purchase Plan, 1,007,726 shares voted against approval, 56,795 shares abstained and there were 1,974 "broker non-votes" on that matter.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed or incorporated by reference, as stated below:
Exhibit Number                           Description

     3.1   (1)          Amended and Restated Certificate of Incorporation of AXENT.
     3.2   (2)          Amended and Restated Bylaws of AXENT.
     4.1   (1)          Specimen stock certificate for shares of Common Stock of AXENT.
     10.1  (1)          AXENT's 1991 Amended and Restated Stock Option Plan.
     10.2  (3)          AXENT's 1996 Amended and Restated Stock Option Plan.
     10.3  (3)          AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
     10.7  (1)          Registration Rights Agreement dated as of December 10, 1992, by and among AXENT and the parties thereto.
     10.7.1(3)          Amendment No. 1 to Registration Rights Agreement dated as of February 26, 1997, by and among AXENT and the parties  thereto.
     10.8  (1)          Settlement Agreement effective as of September 13, 1991, by  and among AXENT and the parties thereto.
     10.9  (1)          Form of Indemnification Agreement between AXENT and its directors and executive officers.
     10.10(1)           Agreement of Merger dated as of November 17, 1994, among  AXENT, Datamedia Corporation and Raxco Acquisition Corporation.
     10.11(1)           Lease Agreement dated as of September 6, 1995, by and between Research Grove Associates and
                        AXENT.
     10.12(1)           Lease of Real Property dated as of March 7, 1995, by and  between TNK Associates and AXENT.
     10.13(1)           Deed of Lease dated as of March 14, 1995 by and between Bill Harris Music, Inc. and AXENT.
     10.14(1)           Agreement dated as of December 30, 1987, by and between AXENT and William R. Davy.
     10.15(1)           Agreement dated as of September 20, 1990, by and between AXENT and William R. Davy.
     10.16(1)           Agreement dated as of November 7, 1991, by and between AXENT and William R. Davy.
     10.17(4)           Memorandum of Understanding regarding certain compensation and severance matters relating to
                        Richard A. Lefebvre, dated July 22, 1997.
     10.18(1)           Severance Arrangement for John C. Becker, dated October 16,  1992.
     10.19(1)           Severance Arrangement for Brett Jackson, dated October 16,  1992.
     10.20(1)           AXENT's Officer/Vice President Severance Policy.
     10.21(1)           Exclusive Distributor License Agreement, effective as of  December 31, 1995, between AXENT and
                        Raxco Software, Inc.
     10.22(1)           Administrative Services Agreement, effective as of December 31, 1995, between the Company and
                        Raxco Software, Inc.
     10.24(1)           Agreement and Plan of Separation, effective as of December 31,  1995, between AXENT and Raxco
                        Software, Inc.
     10.29(3)           Amended  Agreement  and  Plan  of  Merger  among  AXENT,
                        Axquisition, Inc., and AssureNet Pathways, Inc, dated as
                        of January 6, 1997 and amended February 26, 1997.
     10.30(5)           AXENT's 1998 Employee Stock Purchase Plan.
     10.31(5)           AXENT's 1998 Incentive Stock Plan.
     10.32(5)           AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
     10.33(5)           Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and Raptor Systems, Inc. dated as of December 1, 1997.
     21.1  (6)          Subsidiaries of the Registrant.
     27 *               Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------
(1)      Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and
         incorporated herein by reference.
(2)      Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September
         30, 1996.
(3)      Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and
         incorporated herein by reference.
(4)      Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
         1997.
(5)      Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and
         incorporated herein by reference.
(6)      Previously filed as an exhibit to AXENT's Annual Report on Form 10-K for the year ended December 31,
         1997 (File No. 0-28100) and incorporated herein by reference.
 *       Filed herewith.

(b) AXENT filed a report on Form 8-K dated February 5, 1998 that reported information under items 2, 5 and 7 (which incorporated financial statements of Raptor and pro forma information by reference to the Prospectus/Joint Proxy Statement of AXENT dated January 2, 1998) with respect to the closing of the merger with Raptor Systems, Inc., certain related matters and the action taken by AXENT's stockholders at the special meeting on February 5, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AXENT TECHNOLOGIES, INC.


Date: May 15, 1998                  By:  /s/ Robert B. Edwards, Jr.
                                    ------------------------------
                                    Robert B. Edwards, Jr.
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)