Form 10-Q
period 1998-06-30
AXENT TECHNOLOGIES INC
filed 1998-08-14
CIK 1007997

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

                  For the quarterly period ended June 30, 1998

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

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______


As of August 11, 1998, there were 24,806,993 shares outstanding of the Registrant's Common Stock, par value $.02 per share.


--------------------------------------------------------------------------------


                            AXENT TECHNOLOGIES, INC.

                                      INDEX


                                                                                        Page
                                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                  3

         Condensed Consolidated Balance Sheets as of                                       4
         June 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of  Operations                                  5
              for the three and six months ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the                           6
         six months ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Comprehensive                                7
         Income (Loss) for the three and six months ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements                              8

Item 2.  Management's Discussion and Analysis of                                           11
         Financial Condition and Results of Operations

Item 3.   Qualitative and Quantitative Disclosures About Market Risk                       17

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                              17

Item 6.   Exhibits                                                                         18

SIGNATURES                                                                                 19


PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below at June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

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



                                             AXENT TECHNOLOGIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (amounts in thousands)



                                                                                 June 30,
                                                                                   1998             December 31,
                                                                                (unaudited)             1997
                                                                              ----------------    -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $  51,170          $    51,618
   Marketable securities                                                               43,821               40,882
   Accounts receivable, net                                                            22,023               18,223
   Other current assets                                                                 5,861                4,337
                                                                              ----------------    -----------------

      Total current assets                                                            122,875              115,060
                                                                              ----------------    -----------------

Property and equipment, net                                                             5,815                4,263
Other assets                                                                            8,738                5,458
                                                                              ----------------    -----------------
      Total assets                                                                  $ 137,428          $   124,781
                                                                              ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                         $  17,095          $    13,120
   Deferred revenue                                                                     7,830                7,396
                                                                              ----------------    -----------------

      Total  liabilities                                                               24,925               20,516
                                                                              ----------------    -----------------

Stockholders' equity:
   Common stock, par value $0.02: 24,709,105 and 23,268,657
         shares issued and outstanding, respectively                                      495                  466
   Additional paid-in capital                                                         151,057              139,612
   Accumulated deficit                                                               (38,692)             (33,389)
   Accumulated other comprehensive income                                               (357)                 (85)
   Unearned compensation                                                                   --              (2,339)
                                                                              ----------------    -----------------

      Total stockholders' equity                                                      112,503              104,265
                                                                              ----------------    -----------------

      Total liabilities and stockholders' equity                                   $  137,428           $  124,781
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

                                             AXENT TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (amounts in thousands, except per share data)
                                                    (unaudited)

                                                                     For the Three Months              For the Six Months
                                                                        Ended June 30,                   Ended June 30,
                                                                  ----------------------------    ------------------------------
                                                                     1998             1997           1998              1997
                                                                  ------------     -----------    ------------     -------------
Net revenues:
   Product licenses                                                 $  17,392       $  12,635        $ 33,675          $ 23,513
   Services                                                             5,148           3,275           9,196             6,192
                                                                  ------------     -----------    ------------     -------------
      Total net revenues                                               22,540          15,910          42,871            29,705

Cost of net revenues                                                    2,292           1,533           4,410             2,823
                                                                  ------------     -----------    ------------     -------------

Gross profit                                                           20,248          14,377          38,461            26,882

Operating expenses:
   Sales and marketing                                                  9,597           7,563          18,738            14,695

   Research and development                                             4,360           2,924           8,327             5,760

   General and administrative                                           1,430           1,834           2,912             3,515

   Non-recurring charges                                                   --           6,522          17,422            34,154
                                                                  ------------     -----------    ------------     -------------
       Total operating expenses                                        15,387          18,843          47,399            58,124
                                                                  ------------     -----------    ------------     -------------

Income (loss) from continuing operations before royalties,
interest and taxes                                                      4,861         (4,466)          (8,938)          (31,242)

   Royalty income                                                         558             868           1,127             1,526
   Interest income                                                      1,022           1,165           2,085             2,244
   Gain on sale of marketable securities                                   --              --             389                --
   Income tax (provision) benefit                                      (2,283)            728            (178)             (234)
                                                                  ------------     -----------    ------------     -------------

Income (loss)  from continuing operations                               4,158          (1,705)         (5,515)          (27,706)

Income from discontinued operations                                        --              82              --               255
                                                                  ------------     -----------    ------------     -------------

Net income (loss)                                                   $   4,158       $  (1,623)       $ (5,515)        $(27,451)
                                                                  ============     ===========    ============     =============

Net income (loss) per common share (basic):
   Continuing operations                                            $    0.17       $   (0.08)       $  (0.23)         $  (1.24)

   Discontinued operations                                                 --            0.01              --              0.01

                                                                  ------------     -----------    ------------     -------------
Net income (loss) per common share (basic)                          $    0.17       $   (0.07)       $  (0.23)         $  (1.23)
                                                                  ============     ===========    ============     =============

Number of shares used in computing net income (loss) per
common share outstanding (basic)                                       24,492          22,360          24,076            22,309

Net income (loss) per common share (diluted):
   Continuing operations                                            $    0.16       $   (0.08)       $  (0.23)          $  (1.24)
   Discontinued operations                                                 --            0.01             --                0.01
                                                                  ------------     -----------    -----------      -------------
Net income (loss) per common share (diluted)                        $    0.16       $   (0.07)       $  (0.23)          $  (1.23)
                                                                  ============     ===========    ============     =============
Number of shares used in computing net income (loss) per
common share outstanding (diluted)                                     26,484          22,360          24,076            22,309

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      -5-

                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                            For the Six Months
                                                                                               Ended June 30,
                                                                                    ------------------------------------
                                                                                         1998                 1997
                                                                                    ----------------     ---------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net loss from continuing operations                                                  $  (5,515)          $ (27,706)
     Non-cash items:
       Depreciation and amortization                                                          1,448               1,124
       Non-recurring merger costs                                                            17,422              27,632
       Gain on sale of marketable securities                                                   (389)                 --
       Income tax benefit                                                                        --              (1,199)
     Payments for corporate acquisition                                                      (8,830)             (2,180)
     Change in assets and liabilities                                                        (7,070)             (4,183)
                                                                                    ----------------     ---------------

   Net cash used by continuing operations                                                    (2,934)             (6,512)
   Net cash used by discontinued operations                                                      --                (685)
                                                                                    ----------------     ---------------
         Net cash used by operating activities                                               (2,934)             (7,197)
                                                                                    ----------------     ---------------

   Investing activities:
     Capital expenditures                                                                    (3,402)             (1,165)
     Proceeds from the sale of marketable securities                                            389                  --
     Purchases of short-term investments                                                    (34,442)             (3,319)
     Maturity of short-term investments                                                      31,503                  85
                                                                                    ----------------     ---------------

   Net cash used by continuing operations                                                   (5,952)              (4,399)
   Net cash provided by discontinued operations                                                 --                  430
                                                                                    ----------------     ---------------
         Net cash used by investing activities                                              (5,952)              (3,969)
                                                                                    ----------------     ---------------

  Financing activities:
    Proceeds from issuance of common stock                                                    8,471               1,404
    Proceeds from line of credit draws                                                           --                 490
    Principal payments on line of credit                                                         --              (1,225)
                                                                                    ----------------     ---------------

  Net cash provided by continuing operations from financing activities                        8,471                 669
                                                                                    ----------------     ---------------

  Effect of exchange rate changes on cash                                                      (33)                 (94)

                                                                                    ----------------     ---------------

  Net decrease in cash and cash equivalents                                                    (448)            (10,591)
  Cash and cash equivalents, beginning of period                                             51,618              54,828
                                                                                    ----------------     ---------------
  Cash and cash equivalents, end of period                                                 $ 51,170            $ 44,237
                                                                                    ================     ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      -6-

                            AXENT TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)
                                   (unaudited)

                                                              For the Three Months                   For the Six Months
                                                                 Ended June 30,                        Ended June 30,
                                                         --------------------------------     ---------------------------------
                                                             1998               1997              1998               1997
                                                         --------------     -------------     -------------     ---------------

   Net income (loss)                                          $  4,158         $ (1,623)         $ (5,515)          $ (27,451)
   Other comprehensive income (loss)
      Currency translation effects                                   8              (51)              (33)                (94)
                                                         --------------     -------------     -------------     ---------------
   Comprehensive income (loss)                                $  4,166         $ (1,674)         $ (5,548)          $ (27,545)
                                                         ==============     =============     =============     ===============



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

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and six month periods ended June 30, 1998 may not necessarily be indicative of the results for the entire year. The December 31, 1997 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

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

The following is a reconciliation of revenues and net loss previously reported by the Company for the three and six month periods ended June 30, 1997, with the combined amounts currently presented in the financial statements for those two periods:

(in thousands)                     For the Three Months Ended                            For the Six Months Ended
                                          June 30, 1997                                        June 30, 1997
                          ---------------------------------------------       ------------------------------------------------

                            AXENT          Raptor          Combined             AXENT            Raptor           Combined
                          -----------    ------------    --------------       -----------     -------------    ---------------

Revenues                   $9,261            $ 6,649           $15,910          $ 17,416          $ 12,289           $ 29,705

Net income (loss)           1,461             (3,084)           (1,623)          (25,224)           (2,227)           (27,451)

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

Net Income Per Common Share

During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," ("SFAS 128") to calculate net income per share. Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. These potentially dilutive securities have been excluded from the diluted earnings per share calculation for each period presented in which they were anti-dilutive. Earnings per share for all periods presented have been restated to conform to SFAS 128.

The following table reconciles the weighted average number of common shares during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                                        For the Three Months Ended           For the Six Months
(amounts in thousands)                                           June 30                       Ended June 30,
----------------------                                 -----------------------------    -----------------------------
                                                           1998             1997           1998             1997
                                                       -------------     -----------    ------------     ------------
Weighted average shares outstanding - (basic)                24,492          22,360          24,076           22,309
Stock options and warrants                                    1,992              --              --               --
                                                       -------------     -----------    ------------     ------------
Weighted average shares outstanding - (diluted)              26,484          22,360          24,076           22,309
                                                       =============     ===========    ============     ============

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

Stock Option Plan

The Company has adopted certain fixed stock option plans. AXENT's Amended and Restated 1996 Stock Option Plan (the "Employee Plan"), together with a predecessor stock option plan, provides for a total of 3,476,714 shares of common stock to be issued. Of the authorized shares provided in the Employee Plan and the predecessor plan, options covering an aggregate of 0 and 522,600 shares were issued within the three and six month periods ended June 30,1998, respectively.

The 1996 Directors' Stock Option Plan (the "Director Plan") provides for a total of 200,000 shares of common stock to be issued. Of the authorized shares provided in the Director Plan, options covering an aggregate of 17,000 and

44,000 shares were issued within the three and six month periods ended June 30, 1998 respectively.

In February 1998, the Company adopted the 1998 Incentive Stock Plan ("98 Plan") and reserved 1,800,000 shares for issuance thereunder. Of the authorized shares provided in the 98 Plan, options covering an aggregate of 165,300 and 897,700 were issued within the three and six month periods ended June 30, 1998, respectively.

Adoption of Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. Effective for the fiscal year ending December 31, 1998, the Company has adopted SFAS 130.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 at the beginning of January 1, 1998 and the Company does not expext the adoption of this standard to have a material impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations. .

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

                  Three Months Ended June 30, 1998 Compared to
                        Three Months Ended June 30, 1997

Net Revenues

The Company's net revenues from product licenses increased approximately 37.6%, or $4.75 million, from $12.64 million for the three months ended June 30, 1997 to $17.39 million for the three months ended June 30, 1998. For those periods in 1997 and 1998, net revenues from product licenses represented 79.4% and 77.2% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the introduction and general release of new products or versions and the expansion of available products running on new or additional platforms.

The Company's net revenues from services increased approximately 57.2%, or $1.87 million, from $3.28 million for the three months ended June 30, 1997 to $5.15 million for the three months ended June 30, 1998. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance and increased implementation consulting services. For those periods in 1997 and 1998, net revenues from services represented 20.6% and 22.8% of total net revenues, respectively.

Revenues from North American and International operations were 73% and 27% of total revenues, respectively, for the three months ended June 30, 1998 as compared to 81% and 19%, respectively, for the same period in 1997.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 49.5%, or $759,000, from $1.53 million for the three months ended June 30, 1997 to $2.29 million for the three months ended June 30, 1998. For those periods in 1997 and 1998, cost of net revenues represented 9.6% and 10.2% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 26.9%, or $2.04 million, from $7.56 million for the three months ended June 30, 1997 to $9.60 million for the three months ended June 30, 1998. For those periods in 1997 and 1998, sales and marketing expenses represented 47.5% and 42.6% of total net revenues, respectively. The increase in dollar amount was due to the additional sales staff to support the Company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 49.1%, or $1.44 million, from $2.92 million for the three months ended June 30, 1997 to $4.36 million for the three months ended June 30, 1998. For those periods in 1997 and 1998, research and development expenses represented 18.4% and 19.3% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses decreased 22.0%, or $404,000, from $1.83 million for the three months ended June 30, 1997 to $1.43 million for the three months ended June 30, 1998. For those periods in 1997 and 1998, general and administrative expenses represented 11.5% and 6.3% of total net revenues, respectively. The decrease is primarily a result of the synergies gained from the elimination of overlapping administration functions associated with the Raptor acquisition. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Non-Recurring Charges

In the three months ended June 30 1997, the Company incurred a one-time charge of $6.52 million, $4.24 million net of taxes, for the write-off of purchased in-process technology associated with the acquisition of a perpetual license and its underlying products from Open Market, Inc.

Income (Loss) from Continuing Operations before Royalties, Interest and Taxes

Income from continuing operations before royalties, interest and taxes increased $9.33 million from a loss of $4.47 million for the three months ended June 30, 1997 to a profit of $4.86 million for the three months ended June 30, 1998. The increase is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

Royalty Income

Royalty income consists of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 35.7%, or $310,000, from $868,000 for the three months ended June 30, 1997 to $558,000 for the three month period ended June 30, 1998. This decline is primarily attributable to declining revenues recognized by Raxco for these products as a result of erosion of market share that the OpenVMS platform has experienced world-wide. AXENT expects that the amount of royalty income will continue to decline in future periods. For the three month period ended June 30, 1998, Raxco reported to the Company approximately $1.86 million of Open VMS utility revenues.

Interest Income

Interest income decreased 12.3%, or $143,000, from $1.17 million for the three month period ended June 30, 1997 to $1.02 million for the three month period ended June 30, 1998. Interest income may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax benefit related to its taxable loss from continuing and discontinued operations for the three months ended June 30, 1997. The Company recorded a tax provision related to its taxable income from continuing operations for the three months ended June 30, 1998. The effective rate for the three months ended June 30, 1998 was approximately 35%.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded a loss from continuing operations of $1.71 million for the three months ended June 30, 1997 compared to a profit of $4.16 million for the three months ended June 30, 1998.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased from $82,000 for the three month period ended June 30, 1997 to $0 for the three month period ended June 30, 1998. The Company currently anticipates no further income from discontinued operations.

                   Six Months Ended June 30, 1998 Compared to
                         Six Months Ended June 30, 1997

Net Revenues

The Company's net revenues from product licenses increased approximately 43.2%, or $10.16 million, from $23.51 million for the six months ended June 30, 1997 to $33.68 million for the six months ended June 30, 1998. For those periods in 1997 and 1998, net revenues from product licenses represented 79.2% and 78.5% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the introduction and general release of new products or versions and the expansion of available products running on new or additional platforms.

The Company's net revenues from services increased approximately 48.5%, or $3.01 million, from $6.19 million for the six months ended June 30, 1997 to $9.2 million for the six months ended June 30, 1998. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance and increased implementation consulting services. For those periods in 1997 and 1998, net revenues from services represented 20.8% and 21.5% of total net revenues, respectively.

Revenues from North American and International operations were 77% and 23% of total revenues, respectively, for the six months ended June 30, 1998 as compared to 78% and 22%, respectively, for the same period in 1997.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 56.2%, or $1.59 million, from $2.82 million for the six months ended June 30, 1997 to $4.41 million for the six months ended June 30, 1998. For those periods in 1997 and 1998, cost of net revenues represented 9.5% and 10.3% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 27.5%, or $4.04 million, from $14.7 million for the six months ended June 30, 1997 to $18.74 million for the six months ended June 30, 1998. For those periods in 1997 and 1998, sales and marketing expenses represented 49.5% and 43.7% of total net revenues, respectively. The increase in dollar amount was due to the additional sales staff to support the company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 44.6%, or $2.57 million, from $5.76 million for the six months ended June 30, 1997 to $8.33 million for the six months ended June 30, 1998. For those periods in 1997 and 1998, research and development expenses represented 19.4% and 19.4% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses decreased 17.2%, or $603,000, from $3.52 million for the six months ended June 30, 1997 to $2.91 million for the six months ended June 30, 1998. For those periods in 1997 and 1998, general and administrative expenses represented 11.8% and 6.8% of total net revenues, respectively. The decrease is primarily a result of the synergies gained from the elimination of overlapping administration functions associated with the Raptor acquisition. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Non-Recurring Charges

In the six months ended June 30, 1997, the Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million to expense the purchased in-process research and development that had not reached technological feasibility and had no probable future uses, as well as a one-time charge of $6.52 million, $4.24 million net of taxes, for the write-off of purchased in-process technology associated with the acquisition of a perpetual license and its underlying products from Open Market, Inc. In the six months ended June 30, 1998, the Company incurred a one-time charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal, and accounting fees, and other costs related to the acquisition of Raptor.

Income (Loss) from Continuing Operations before Royalties, Interest and Taxes

Loss from continuing operations before royalties, interest and taxes decreased $22.3 million from a loss of $31.24 million for the six months ended June 30, 1997 to a loss of $8.94 million for the six months ended June 30, 1998. The decrease is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

Royalty Income

Royalty income consists of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 26.1%, or $399,000, from $1.53 million for the six months ended June 30, 1997 to $1.13 million for the six months ended June 30, 1998. This decline is primarily attributable to declining revenues recognized by Raxco for these products as a result of erosion of market share that the OpenVMS platform has experienced world-wide. AXENT expects that the amount of royalty income will continue to decline in future periods. For the six month period ended June 30, 1998, Raxco reported to the Company approximately $3.76 million of Open VMS utility revenues.

Interest Income

Interest income decreased 7.1%, or $159,000, from $2.24 million for the six month period ended June 30, 1997 to $2.09 million for the six month period ended June 30, 1998. Interest income may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax provision related to its taxable loss from continuing and discontinued operations for the six months ended June 30, 1997 and 1998. The effective rate for the six months ended June 30, 1998 was approximately 3%.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded a loss from continuing operations of $27.71 million for the six months ended June 30, 1997, which was $22.19 million greater than the loss of $5.52 million recorded for the six months ended June 30, 1998.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased from $255,000 for the six month period ended June 30, 1997 to $0 for the six month period ended June 30, 1998. The Company currently anticipates no further income from discontinued operations.

Financial Condition- Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $51.17 million at June 30, 1998, a decrease of approximately $448,000 from $51.62 million at December 31, 1997. During the six month periods ended June 30, 1997 and 1998, respectively, the Company financed its operations primarily through cash reserves and available working capital. The Company's continuing operating activities used cash of $6.51 million and $2.93 million for the six month periods ended June 30, 1997 and 1998, respectively. During the six months ended June 30, 1998, the Company's use of cash from continuing operating activities was primarily a result of the payment of transaction related costs associated with the acquisition of Raptor.

The Company made capital expenditures of approximately $1.17 million and $3.4 million for the six month periods ended June 30, 1997 and 1998, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of June 30, 1998.

During the six month period ended June 30, 1998, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $8.83 million for transaction costs associated with the acquisition of Raptor;
2) the Company received proceeds of $8.47 million from the issuance of common stock for stock option exercises; 3) the Company purchased $34.44 million of marketable securities; 4) the Company received $31.5 million from the maturity of short-term investments; and 5) the Company received proceeds of $389,000 from the sale of common stock of MTI Technology Corporation.

The Company believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements for the next twelve months and the foreseeable future.

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from its software products, the Company does not believe prior growth rates are necessarily indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. The Company's future operating results also may be affected if it fails to recognize the anticipated benefits of recent and future acquisitions (including that of Raptor) on the timetable projected by AXENT; those benefits include, among others, integration of product offerings and coordination of sales, marketing and research and development teams without disruption or unanticipated expense. The Company's future results of operations may also be adversely affected if the anticipated integration of acquired companies' (including Raptor's) operations produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

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

The Company has experienced significant quarterly fluctuations in its operating results and anticipates such fluctuations in the future. Generally, revenues, operating income and net income have been higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the accounting treatment of the AssureNet acquisition mitigated that historic trend. The Company believes that fourth calendar quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of the Company's sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. The Company historically has recognized a substantial portion of its license revenues in the last month of each quarter, and often in the last week of each quarter; this is expected to continue for the foreseeable future as the portion of revenues from indirect distribution channels increases.

This  Form  10-Q and the  foregoing  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to those discussed in this section ("Factors that May Affect Future Performance") and the section of the Company's Prospectus/Joint Proxy Statement dated January 2, 1998 entitled "Risk Factors". Readers should carefully review the risks described in other documents the Company has filed from time to time with the SEC, including the annual report on Form 10-K and the other quarterly reports on Form 10-Q filed or to be filed by the Company in 1998. Readers are cautioned not to rely on forward-looking statements. The Company has no obligation to publicly release any revisions to forward-looking statements or reflect events or circumstances after the date of filing of this Form 10-Q.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.



PART II. OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders.

       At the 1998 annual meeting of AXENT's stockholders on May 20, 1998, stockholders of record at the close of business on April 10, 1998 elected Timothy A. Davenport and re-elected Robert A. Steinkrauss as directors to serve until the annual meeting of stockholders in 2001. There were 19,065,023 shares voted at the meeting; for Mr. Steinkrauss, 18,939,986 shares (99.3% of the shares voted) were voted for re-election and 125,037 shares were voted against; for Mr. Davenport, 18,942,639 shares (99.4% of the shares voted) were voted for election and 122,384 shares were voted against; there were no abstentions or broker non-votes with respect to either candidate. Messrs. Steinkrauss and Davenport join Richard A. Lefebvre, John C. Becker, Gabriel A. Battista, Shaun McConnon and John F. Burton, whose terms as directors of AXENT continued after the 1998 annual meeting. Shaun McConnon resigned as a director of AXENT effective May 21, 1998.

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

(b) AXENT filed no reports on Form 8-K during the three month  period ended June
30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AXENT TECHNOLOGIES, INC.


Date: August 14, 1998               By:
                                    Robert B. Edwards, Jr.
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)