Form 10-Q
period 1998-09-30
AXENT TECHNOLOGIES INC
filed 1998-11-16
CIK 1007997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------


(Mark One)

_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______


As of November 11, 1998, there were 24,963,897 shares outstanding of the Registrant's Common Stock, par value $.02 per share.


--------------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.

                                      INDEX



                                                                                   Page Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                      3

         Condensed Consolidated Balance Sheets as of                                4
         September 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of  Operations                           5
         for the three and nine months ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the                    6
         nine months ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Comprehensive                         7
         Income (Loss) for the three and nine months ended
         September 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of                                   11
         Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk                19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         19

Item 6.  Exhibits                                                                  20

SIGNATURES                                                                         21


PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below at September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on March 31, 1998.

                            AXENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                               September 30,       December 31,
                                                                                   1998               1997
                                                                                (unaudited)
                                                                              ----------------    -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $  59,474          $    51,618
   Marketable securities                                                               42,255               40,882
   Accounts receivable, net                                                            22,669               18,223
   Other current assets                                                                 4,815                4,337
                                                                              ----------------    -----------------

        Total current assets                                                          129,213              115,060
                                                                              ----------------    -----------------

Property and equipment, net                                                             6,762                4,263
Other assets                                                                            9,529                5,458
                                                                              ----------------    -----------------
        Total assets                                                                $ 145,504           $  124,781
                                                                              ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                        $   15,931          $    13,120
   Deferred revenue                                                                     9,143                7,396
                                                                              ----------------    -----------------

        Total  liabilities                                                             25,074               20,516
                                                                              ----------------    -----------------
Stockholders' equity:
   Common stock, par value $0.02: 24,866,507 and 23,268,657
         shares issued and outstanding, respectively                                      497                  466
   Additional paid-in capital                                                         154,298              139,612
   Accumulated deficit                                                                (33,969)             (33,389)
   Accumulated other comprehensive income                                                (396)                 (85)
   Unearned compensation                                                                   --               (2,339)
                                                                              ----------------    -----------------

        Total stockholders' equity                                                    120,430              104,265
                                                                              ----------------    -----------------

        Total liabilities and stockholders' equity                                 $  145,504            $ 124,781
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

                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                     For the Three Months              For the Nine Months
                                                                      Ended September 30,              Ended September 30,
                                                                  ----------------------------    ------------------------------
                                                                     1998             1997           1998              1997
                                                                  ------------     -----------    ------------     -------------
Net revenues:
   Product licenses                                                 $  18,957       $  13,491        $ 52,632          $ 37,004
   Services                                                             5,047           3,580          14,243             9,772
                                                                  ------------     -----------    ------------     -------------
      Total net revenues                                               24,004          17,071          66,875            46,776
Cost of net revenues                                                    2,472           1,676           6,882             4,499
                                                                  ------------     -----------    ------------     -------------
Gross profit                                                           21,532          15,395          59,993            42,277
Operating expenses:
   Sales and marketing                                                  9,881           7,785          28,619            22,480
   Research and development                                             4,353           3,119          12,680             8,879
   General and administrative                                           1,578           1,692           4,490             5,207
   Non-recurring charges                                                   --              --          17,422            34,154
                                                                  ------------     -----------    ------------     -------------
       Total operating expenses                                        15,812          12,596          63,211            70,720
                                                                  ------------     -----------    ------------     -------------

Income (loss) from continuing operations before royalties,
interest and taxes                                                      5,720           2,799          (3,218)          (28,443)
   Royalty income                                                         383             741           1,510             2,267
   Interest income                                                      1,228           1,154           3,313             3,398
   Gain on sale of marketable securities                                   --              --             389                --
   Income tax provision                                                (2,571)         (1,773)         (2,749)           (2,007)
                                                                  ------------     -----------    ------------     -------------
Income (loss)  from continuing operations                               4,760           2,921            (755)          (24,785)
Income from discontinued operations                                        --              --              --               255
                                                                  ------------     -----------    ------------     -------------
Net income (loss)                                                  $    4,760      $    2,921       $    (755)        $ (24,530)
                                                                  ------------     -----------    ------------     -------------
Net income (loss) per common share (basic):
   Continuing operations                                          $      0.19      $     0.13       $   (0.03)        $   (1.10)
   Discontinued operations                                                 --              --              --              0.01
                                                                  ------------     -----------    ------------     -------------
Net income (loss) per common share (basic)                        $      0.19      $     0.13       $   (0.03)        $   (1.09)
                                                                  ------------     -----------    ------------     -------------
Number of shares used in computing net income (loss) per
common share outstanding (basic)                                       24,807          22,793          24,322            22,474

Net income (loss) per common share (diluted):
   Continuing operations                                          $      0.18      $     0.11       $   (0.03)       $    (1.10)
   Discontinued operations                                                 --              --              --              0.01
                                                                  ------------     -----------    ------------     ------------
Net income (loss) per common share (diluted)                      $      0.18      $     0.11        $  (0.03)       $    (1.09)
                                                                  ============     ============   ============     ============
Number of shares used in computing net income (loss) per
common share outstanding (diluted)                                     26,026          25,491          24,322            22,474

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                            AXENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                    ------------------------------------
                                                                                         1998                 1997
                                                                                    ----------------     ---------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net loss from continuing operations                                                    $ (755)          $ (24,785)

     Non-cash items:
       Depreciation and amortization                                                         2,239               1,746
       Non-recurring costs                                                                  17,422              34,154
       Gain on sale of marketable securities                                                  (389)                 --
       Income tax benefit                                                                       --                (471)
     Payments for corporate acquisition                                                     (9,730)                 --
     Change in assets and liabilities                                                       (4,318)             (7,734)
                                                                                    ----------------     ---------------
   Net cash provided by continuing operations                                                4,469               2,910
   Net cash used by discontinued operations                                                     --                (614)
                                                                                    ----------------     ---------------
         Net cash provided by operating activities                                           4,469               2,296
                                                                                    ----------------     ---------------

   Investing activities:
     Capital expenditures                                                                   (5,194)             (1,789)
     Proceeds from the sale of marketable securities                                           389                  --
     Purchases of short-term investments                                                   (64,034)             (8,209)
     Maturity of short-term investments                                                     62,661                 448
     Payments for business acquisitions and other investments                                 (238)             (7,473)
                                                                                    ----------------     ---------------
   Net cash used by continuing operations                                                   (6,416)            (17,023)
   Net cash provided by discontinued operations                                                 --                 645
                                                                                    ----------------     ---------------
         Net cash used by investing activities                                              (6,416)            (16,378)
                                                                                    ----------------     ---------------
  Financing activities:
    Proceeds from issuance of common stock                                                   9,876               2,489
    Proceeds from line of credit draws                                                          --                 490
    Principal payments on line of credit                                                        --              (1,225)
                                                                                    ----------------     ---------------

  Net cash provided by continuing operations from financing activities                       9,876               1,754
                                                                                    ----------------     ---------------

  Effect of exchange rate changes on cash                                                      (73)                (87)
                                                                                    ----------------     ---------------
  Net increase (decrease) in cash and cash equivalents                                       7,856             (12,415)
  Cash and cash equivalents, beginning of period                                            51,618              54,828
                                                                                    ----------------     ---------------
  Cash and cash equivalents, end of period                                                $ 59,474            $ 42,413
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


                            AXENT TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)
                                   (unaudited)

                                                              For the Three Months                  For the Nine Months
                                                               Ended September 30,                   Ended September 30,
                                                         --------------------------------     ---------------------------------
                                                             1998               1997              1998               1997
                                                         --------------     -------------     -------------     ---------------
   Net income (loss)                                          $  4,760        $    2,921        $    (755)          $ (24,530)
   Other comprehensive income (loss)
      Recapitalization of gain on marketable securities             --                --             (238)                 --
      Currency translation effects                                 (40)                7              (73)                (87)
                                                         --------------     --------------     --------------    --------------
   Comprehensive income (loss)                                $  4,720        $    2,928        $  (1,066)          $ (24,617)
                                                         ==============     ==============     ==============    ===============



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

The Company's condensed consolidated financial statements have been restated to reflect the acquisition of Raptor Systems, Inc. ("Raptor"), which was accounted for as a pooling of interests and consummated on February 5, 1998, in accordance with APB No. 16. AXENT's historical financial statements and related financial information have been restated to combine earlier financial statements of AXENT and Raptor.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine month periods ended September 30, 1998 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1997 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1997, which are included in the Company's Form 10-K filed with the SEC on March 31, 1998.

Business Combinations

On July 21, 1998, the Company completed the acquisition of Secure Network Consulting, Inc. ("SNCI"), a privately-held information security consulting firm. In conjunction with the acquisition, the Company issued 85,000 shares of common stock to SNCI's shareholders. The transaction was accounted for using the purchase method of accounting. The purchase price, including transaction costs, was $2.3 million. This amount exceeded the fair value of assets acquired by approximately $2.1 million, which is being amortized, on a straight-line basis, over 7 years. The results of SNCI are included in the accompanying financial statements from the date of acquisition.

On February 5, 1998, the Company consummated its merger with Raptor in which it acquired 100% of the outstanding stock of Raptor for 10,952,380 shares of AXENT common stock and exchanged stock options covering a total of 1,725,988 shares of AXENT common stock. The Company incurred approximately $17.42 million in non-recurring transaction and other related costs in relation to the merger. The business combination was accounted for by the pooling of interests method of accounting, and accordingly, the assets, liabilities and stockholders' equity of Raptor were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger.

The following is a reconciliation of revenues and net loss previously reported by the Company for the three and nine month periods ended September 30, 1997, with the combined amounts currently presented in the financial statements for those two periods:

(in thousands)                     For the Three Months Ended                            For the Nine Months Ended
                                       September 30, 1997                                    September 30, 1997
                          ---------------------------------------------       ------------------------------------------------
                            AXENT          Raptor          Combined             AXENT            Raptor           Combined
                          -----------    ------------    --------------       -----------     -------------    ---------------

Revenues                   $  9,739         $  7,332           $17,071         $ 27,155          $ 19,621           $ 46,776

Net income (loss)             1,568            1,353             2,921          (23,656)             (874)           (24,530)


During 1997, AXENT acquired AssureNet Pathways, Inc. ("AssureNet") by issuing 1,550,000 shares of AXENT common stock in exchange for all of the outstanding shares of AssureNet preferred and common stock and certain outstanding AssureNet stock options and warrants, when exercised. In addition, AXENT assumed all other AssureNet stock options and warrants outstanding at the time of the merger.

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


                                                        For the Three Months Ended          For the Nine Months
(in thousands)                                                September 30,                  Ended September 30,
                                                       -----------------------------    -----------------------------
                                                            1998             1997              1998             1997
                                                       -------------     -------------    -------------     ------------
Weighted average shares outstanding - (basic)                24,807          22,793          24,322           22,474
Stock options and warrants                                    1,219           2,698              --               --
                                                       -------------     -------------    -------------    -------------
Weighted average shares outstanding - (diluted)              26,026          25,491          24,322           22,474
                                                       =============     =============    =============    =============

Discontinued Operations

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

The American Institute of Certified Public Accountants has issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 at the beginning of January 1, 1998, and the Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A4 of the Securities Act of 1933, which involve risk and uncertainties. These forward-looking statements are identified by the use of the words "believes", "expects", "anticipates", "will", "would" or similar expressions that contemplate future events. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified in "Certain Factors Affecting Future Performance" (see below) and those discussed in the "Risk Factors" set forth in the Company's Prospectus/Joint Proxy Statement dated January 2, 1998, as filed with the SEC on January 5, 1998. The Company assumes no obligation to update or correct forward-looking statements due to events or changes after the date of this report.

                Three Months Ended September 30, 1998 Compared to
                      Three Months Ended September 30, 1997

Net Revenues

The Company's net revenues from product licenses increased approximately 40.5%, or $5.47 million, from $13.49 million for the three months ended September 30, 1997 to $18.96 million for the three months ended September 30, 1998. For those periods in 1997 and 1998, net revenues from product licenses represented 79.0% of total net revenues. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the introduction and general release of new products or versions and the expansion of available products running on new or additional platforms.

The Company's net revenues from services increased approximately 41.0%, or $1.47 million, from $3.58 million for the three months ended September 30, 1997 to $5.05 million for the three months ended September 30, 1998. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance and increased implementation consulting services. For those periods in 1997 and 1998, net revenues from services represented 21.0% of total net revenues.

Revenues from North American and International operations were 70% and 30% of total revenues, respectively, for the three months ended September 30, 1998 as compared to 82% and 18%, respectively, for the same period in 1997. The increase in the International revenues as a percentage of total revenue from 1997 to 1998 are attributable to continued acceptance of the Company's products in international markets, particularly in the United Kingdom and Europe.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 47.5%, or $796,000, from $1.67 million for the three months ended September 30, 1997 to $2.47 million for the three months ended September 30, 1998. For those periods in 1997 and 1998, cost of net revenues represented 9.8% and 10.3% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 26.9%, or $2.10 million, from $7.78 million for the three months ended September 30, 1997 to $9.88 million for the three months ended September 30, 1998. For those periods in 1997 and 1998, sales and marketing expenses represented 45.6% and 41.2% of total net revenues, respectively. The increase in dollar amount was due to the an increase in sales staff to support the Company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 39.6%, or $1.23 million, from $3.12 million for the three months ended September 30, 1997 to $4.35 million for the three months ended September 30, 1998. For those periods in 1997 and 1998, research and development expenses represented 18.3% and 18.1% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses decreased 6.7%, or $114,000, from $1.69 million for the three months ended September 30, 1997 to $1.58 million for the three months ended September 30, 1998. For those periods in 1997 and 1998, general and administrative expenses represented 9.9% and 6.6% of total net revenues, respectively. The decrease is primarily a result of the synergies gained from the elimination of overlapping administrative functions associated with the Raptor acquisition. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Income (Loss) from Continuing Operations before Royalties, Interest and Taxes

Income from continuing operations before royalties, interest and taxes increased $2.92 million from $2.8 million for the three months ended September 30, 1997 to $5.72 million for the three months ended September 30, 1998. The increase is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues at a greater rate than the increase in operating expenses incurred to generate such revenues.

Royalty Income

Royalty income consists of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 48.3%, or $358,000, from $741,000 for the three months ended September 30, 1997 to $383,000 for the three month period ended September 30, 1998. This decline is primarily attributable to declining revenues recognized by Raxco for these products as a result of erosion of market share that the OpenVMS platform has experienced world-wide. AXENT expects that the amount of royalty income will continue to decline in future periods. For the three month period ended September 30, 1998, Raxco reported to the Company approximately $1.28 million of OpenVMS utility revenues.

Interest Income

Interest income increased 6.4%, or $74,000, from $1.15 million for the three month period ended September 30, 1997 to $1.23 million for the three month period ended September 30, 1998. Interest income may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax benefit related to its taxable loss from continuing and discontinued operations for the three months ended September 30, 1997. The Company recorded a tax provision related to its taxable income from continuing operations for the three months ended September 30, 1998. The effective rate for the three months ended September 30, 1998 was approximately 35%.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded a profit from continuing operations of $4.76 million for the three months ended September 30, 1998 compared to a profit of $2.92 million for the three months ended September 30, 1997.


                Nine Months Ended September 30, 1998 Compared to
                      Nine Months Ended September 30, 1997

Net Revenues

The Company's net revenues from product licenses increased approximately 42.2%, or $15.63 million, from $37 million for the nine months ended September 30, 1997 to $52.63 million for the nine months ended September 30, 1998. For those periods in 1997 and 1998, net revenues from product licenses represented 79.1% and 78.7% of total net revenues, respectively. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the introduction and general release of new products or versions and the expansion of available products running on new or additional platforms.

The Company's net revenues from services increased approximately 45.8%, or $4.47 million, from $9.77 million for the nine months ended September 30, 1997 to $14.24 million for the nine months ended September 30, 1998. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance and increased implementation consulting services. For those periods in 1997 and 1998, net revenues from services represented 20.9% and 21.3% of total net revenues, respectively.

Revenues from North American and International operations were 72% and 28% of total revenues, respectively, for the nine months ended September 30, 1998 as compared to 79% and 21%, respectively, for the same period in 1997. The increase in the International revenues as a percentage of total revenue from 1997 to 1998 are attributable to continued acceptance of the Company's products in international markets, particularly in the United Kingdom and Europe.

Cost of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 53.0%, or $2.38 million, from $4.50 million for the nine months ended September 30, 1997 to $6.88 million for the nine months ended September 30, 1998. For those periods in 1997 and 1998, cost of net revenues represented 9.6% and 10.3% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 27.3%, or $6.14 million, from $22.48 million for the nine months ended September 30, 1997 to $28.62 million for the nine months ended September 30, 1998. For those periods in 1997 and 1998, sales and marketing expenses represented 48.1% and 42.8% of total net revenues, respectively. The increase in dollar amount was due to the additional sales staff to support the company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 42.8%, or $3.8 million, from $8.88 million for the nine months ended September 30, 1997 to $12.68 million for the nine months ended September 30, 1998. For those periods in 1997 and 1998, research and development expenses represented 19.0% of total net revenues. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses decreased 13.8%, or $717,000, from $5.21 million for the nine months ended September 30, 1997 to $4.49 million for the nine months ended September 30, 1998. For those periods in 1997 and 1998, general and administrative expenses represented 11.1% and 6.7% of total net revenues, respectively. The decrease is primarily a result of the synergies gained from the elimination of overlapping administrative functions associated with the Raptor acquisition. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

Non-Recurring Charges

In the nine months ended September 30, 1997, the Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million to expense the purchased in-process research and development that had not reached technological feasibility and had no probable future uses, as well as a one-time charge of $6.52 million, $4.24 million net of taxes, for the write-off of purchased in-process technology associated with the acquisition of a perpetual license and its underlying products from Open Market, Inc. In the nine months ended September 30, 1998, the Company incurred a one-time charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal, and accounting fees, and other costs related to the merger with Raptor.

Income (Loss) from Continuing Operations before Royalties, Interest and Taxes

Loss from continuing operations before royalties, interest and taxes decreased $25.22 million from a loss of $28.44 million for the nine months ended September 30, 1997 to a loss of $3.22 million for the nine months ended September 30, 1998. The decrease is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

Royalty Income

Royalty income consists of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 33.4%, or $757,000, from $2.27 million for the nine months ended September 30, 1997 to $1.51 million for the nine months ended September 30, 1998. This decline is primarily attributable to declining revenues recognized by Raxco for these products as a result of erosion of market share that the OpenVMS platform has experienced world-wide. AXENT expects that the amount of royalty income will continue to decline in future periods. For the nine month period ended September 30, 1998, Raxco reported to the Company approximately $5.03 million of OpenVMS utility revenues.

Interest Income

Interest income decreased 2.5%, or $85,000, from $3.4 million for the nine month period ended September 30, 1997 to $3.31 million for the nine month period ended September 30, 1998. Interest income may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax provision related to its taxable loss from continuing and discontinued operations for the nine months ended September 30, 1997 and 1998. The effective rate excluding non-recurring charges for the nine months ended September 30, 1998 was approximately 36%.

Income (Loss) from Continuing Operations

As a result of the above, the Company recorded a loss from continuing operations of $755,000 for the nine months ended September 30, 1998, compared to a loss of $24.79 million recorded for the nine months ended September 30, 1997.

Income from Discontinued Operations

Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. The Company's income from discontinued operations decreased from $255,000 for the nine month period ended September 30, 1997 to $0 for the nine month period ended September 30, 1998. The Company currently anticipates no further income from discontinued operations.

Certain Risks and Uncertainties

Year 2000

The Company is in the process of assessing the Year 2000 compliance of its software products, the software and hardware systems used for its internal operations and the systems used by its resellers, distributors and suppliers who the Company expects may be material to its business after 1999.

The current versions of the Company's products have been designed and tested to process Year 2000 date data without interruption or error, and the Company believes that the current version of each of its product offerings is substantially Year 2000 compliant. The Company expects to continue Year 2000 testing of the current version of its products. The cost of continued testing cannot currently be estimated, and will be included in the Company's research and development expenses as incurred. Even with those efforts, there can be no assurance that undetected errors or defects will not exist that could cause Year 2000 compliance problems in the Company's products. Such problems may result in litigation and contractual claims by customers and increased expenses negatively affecting the Company's future operating results. In the worst case, litigation, claims and increased expenses could have a material adverse effect on the Company's business, results of operations and financial condition, although the Company currently believes such a result to be unlikely. In addition, older versions of the Company's products may not be Year 2000 compliant, and customers who have not subscribed for product maintenance and installed new versions and updates supplied to them may be required to migrate to compliant versions of the Company's products or suffer possible Year 2000 problems. Migrating those customers to current versions of the Company's products may result in increased expense levels for the Company and defocus in development of new products and enhancement of existing products, and customers who fail to migrate to current versions may commence litigation or make contractual claims against the Company, which may have a material adverse effect on the Company in the worst case. The Company expects that Year 2000 issues may alter the purchasing patterns of some of its customers or prospective customers, which could have a material adverse effect on the Company's business and results of operations.

The Company is assessing Year 2000 risk to its internal information systems, hardware systems and business equipment containing embedded chips. The Company expects to procure or replace internal information systems material to its business in the course of developing and expanding its information systems. The Company anticipates that those new systems will be Year 2000 compliant, and will obtain contractual protections against Year 2000 problems; those systems currently are expected to be installed and tested for Year 2000 compliance by June 1999. There can be no assurance that those systems will operate as warranted after 1999 or that contractual protections will adequately protect the Company from loss and adverse material effects. The Company also has begun to obtain questionnaires or written assurances from suppliers of equipment and software used in the Company's operations that such products are Year 2000 compliant, and is currently unable to estimate the costs of replacing any items that are determined not to be Year 2000 compliant. Failure of internal information systems, equipment or third-party software to operate properly after 1999 could disrupt the Company's business and result in unanticipated expense to repair or replace the defective item, which could adversely affect the Company's business, operating results and financial condition. The Company has not yet developed contingency plans in the event of failure of such systems, equipment or third-party software.

The Company has begun to assess the Year 2000 compliance of systems used by distributors, resellers and suppliers, including utility and telecommunications providers, who the Company expects may be material to its business after 1999. This assessment process generally consists of obtaining completed questionnaires or written assurances regarding anticipated Year 2000 compliance. The Company expects that this process will continue through 1999. There can be no assurance that all distributors, resellers and suppliers from whom questionnaires or assurances are requested will respond adequately to the Company or that responses received by the Company will be accurate and complete. Year 2000 problems experienced by distributors, resellers and suppliers of the Company may result in disruption of the Company's business and may require the Company to obtain alternative sources of distribution and supply, if possible. The Company has not yet developed contingency plans in the event of Year 2000 problems experienced by its distributors, resellers or suppliers.

Euro Conversion

The Company also is assessing the effect of the adoption by the European Economic and Monetary Union of a single currency commencing in 1999 on the Company's European operations. Although many of the Company's reseller, distributor and license agreements with European companies currently are dollar denominated, the Company is engaged in an ongoing assessment of the effect of euro issues on product pricing, contracts, accounting systems and internal operations. The Company expects that its accounting and administrative systems will be upgraded to address currently anticipated euro issues without significant material costs related to those issues and that it will not experience significant operational disruptions with respect to euro issues.

Financial Condition-Liquidity and Capital Resources

The Company's overall cash and cash equivalents were $59.47 million at September 30, 1998, an increase of approximately $7.85 million from $51.62 million at December 31, 1997. During the nine month periods ended September 30, 1997 and 1998, respectively, the Company financed its operations primarily through cash reserves and available working capital. The Company's continuing operating activities provided cash of $2.91 million and $4.47 million for the nine month periods ended September 30, 1997 and 1998, respectively. Net cash provided by operating activities in the nine months ended September 30, 1998, consisted primarily of net income before acquisition costs and payments.

The Company made capital expenditures of approximately $1.79 million and $5.19 million for the nine month periods ended September 30, 1997 and 1998, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of September 30, 1998.

During the nine month period ended September 30, 1998, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $9.73 million for transaction costs associated with the acquisition of Raptor; 2) the Company received proceeds of $9.88 million from the issuance of common stock for stock option exercises and employee stock purchase plan; 3) the Company purchased $64.03 million of marketable securities;
4) the Company received $62.66 million from the maturity of short-term investments; and 5) the Company received proceeds of $389,000 from the sale of common stock of MTI Technology Corporation.

The Company believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements for the next twelve months and the foreseeable future.

Certain Factors Affecting Future Performance

Although the Company has experienced significant growth in revenues from its software products, the Company does not believe prior growth rates are necessarily indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the effect of Year 2000 testing and remediation expenses on customers' budgets; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by the Company or its competitors; a decrease in revenues from distributors or resellers of the Company's products; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. The Company's future operating results also may be affected if it fails to recognize the anticipated benefits of recent and future acquisitions (including that of Raptor) on the timetable projected by AXENT; those benefits include, among others, integration of product offerings and coordination of sales, marketing and research and development teams without disruption or unanticipated expense. The Company's future results of operations may also be adversely affected if the anticipated integration of acquired companies' (including Raptor's) operations produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

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

The Company has experienced significant quarterly fluctuations in its operating results and anticipates such fluctuations in the future. Generally, revenues, operating income and net income have been higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the accounting treatment of the AssureNet acquisition mitigated that historic trend. The Company believes that fourth calendar quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of the Company's sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. However, past financial performance should not be considered to be a reliable indicator of future performance. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. The Company historically has recognized a substantial portion of its license revenues in the last month of each quarter, and often in the last week of each quarter, which makes financial predictions especially difficult and raises a substantial risk of variance of actual results from expectations; this is expected to continue for the foreseeable future as the portion of revenues from indirect distribution channels increases.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.



PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

         The Delaware Court of Chancery conducted a hearing in August 1998 regarding a proposed settlement of an action entitled Usher Fisher v. William Kaiser, et. al., a purported class action on behalf of the stockholders of Raptor against Raptor, the members of Raptor's Board and the Company in connection with the merger of Raptor and the Company. As more fully reported in
Item 1 of Part II of the Form 10-Q of the Company for the period ended March 31, 1998, the parties to the action had reached agreement in principle in January 1998 to settle the action, including an agreement by Raptor to circulate certain additional information to its stockholders prior to the meeting of its stockholders to approve the merger and an agreement by the plaintiff generally to refrain from further proceedings pending approval by the court of a final settlement and approval of the merger by the stockholders of Raptor. The settlement approved by the Delaware Court of Chancery dismissed the action with prejudice and discharged all claims by the plaintiff or the members of the purported class against the defendants and certain others relating to the subject matter of the action, the merger transaction among Raptor and the Company and certain related matters. Plaintiff's counsel applied for an award of counsel fees and expenses of $250,000, which was approved by the court, and which was paid by Raptor.

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
                        AXENT and the parties thereto.
     10.9  (1)          Form of  Indemnification  Agreement between AXENT and its directors and executive officers.
     10.11 (1)          Lease Agreement dated as of September 6, 1995, by and between Research Grove Associates and
                        AXENT.
     10.11A*            Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove
                        Associates and AXENT.
     10.12 (1)          Lease of Real Property dated as of March 7, 1995, by and between TNK Associates and AXENT.
     10.14 (1)          Agreement dated as of December 30, 1987, by and between AXENT and William R. Davy.
     10.15 (1)          Agreement dated as of September 20, 1990, by and between AXENT and William R. Davy.
     10.16 (1)          Agreement dated as of November 7, 1991, by and between AXENT and William R. Davy.
     10.17 (4)          Memorandum of Understanding regarding certain compensation and severance matters relating to
                        Richard A. Lefebvre, dated July 22, 1997.
     10.21 (1)          Exclusive Distributor License Agreement, effective as of December 31, 1995, between
                        AXENT and Raxco Software, Inc.
     10.22 (1)          Administrative Services Agreement, effective as of December 31, 1995, between the Company and
                        Raxco Software, Inc.
     10.24 (1)          Agreement and Plan of Separation, effective as of December 31, 1995, between AXENT and Raxco
                        Software, Inc.
     10.29 (3)          Amended  Agreement  and Plan of Merger  among AXENT,
                        Axquisition, Inc., and AssureNet Pathways, Inc, dated as
                        of January 6, 1997 and amended February 26, 1997.
     10.30 (5)          AXENT's 1998 Employee Stock Purchase Plan.
     10.31 (5)          AXENT's 1998 Incentive Stock Plan.
     10.32 (5)          AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
     10.33 (5)          Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and Raptor Systems, Inc. dated as of December 1, 1997.
     10.34*             AXENT's Executive Severance General Guidelines.
     10.35*             Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
     10.36*             Lease Agreement  dated as of May 6, 1997 by and  between  CC&F
                        Second Avenue Trust and Raptor Systems, Inc.
     10.36A*            First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue
                        Trust and Raptor Systems, Inc.
     21.1  (6)          Subsidiaries of the Registrant.
     27 *               Financial Data Schedule

-------------------------------------------------------------------------------------------------------------------

(1)      Previously  filed as an exhibit to AXENT's  Registration  Statement  on
         Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2)      Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(3)      Previously  filed as an exhibit to AXENT's  Registration  Statement  on
         Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4)      Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.
(5)      Previously  filed as an exhibit to AXENT's  Registration  Statement  on
         Form S-4 (File No. 444-43265) and incorporated herein by reference.
(6)      Previously  filed as an exhibit to AXENT's  Annual  Report on Form 10-K
         for  the  year  ended   December  31,  1997  (File  No.   0-28100)  and
         incorporated herein by reference.
 *       Filed herewith.

(b) AXENT filed no reports on Form 8-K during the three month period ended September 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AXENT TECHNOLOGIES, INC.


Date: November 16, 1998             By: /s/ Robert B. Edwards, Jr.
                                    --------------------------------------------
                                    Robert B. Edwards, Jr.
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)