Form 10-K405
period 1998-12-31
AXENT TECHNOLOGIES INC
filed 1999-03-31
CIK 1007997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

(Mark One)
    X                Annual Report Pursuant to Section 13 or 15(d) of the
   ---               Securities Exchange Act of 1934
                     For the Fiscal Year Ended December 31, 1998
                                          or
   ---               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the transition period from _____ to _____

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

          Securities Registered Pursuant to Section 12(g) of the Act:

                                          Name of Each Exchange
               Title of Each Class:        On which Registered:
               --------------------       ----------------------
               Common Stock, par value    Nasdaq National Market
               $0.02 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XX   No
                                       ---     ---

Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1999 was approximately $801,607,000.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 1999 was 26,391,640.

                            AXENT TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I

Item 1.       Business.............................................................................   1
              Overview
              Industry Background
              AXENT's Information Security Solution
              Sales and Marketing
              Customers
              Product Development
              Competition
              Intellectual Property Rights
              Employees
Item 2.       Properties...........................................................................   8
Item 3.       Legal Proceedings....................................................................   8
Item 4.       Submission of Matters to a Vote of Security Holders..................................   8

Part II

Item 5.       Market for the Company's Common Equity and Related Stockholder Matters...............   9
Item 6.       Selected Consolidated Financial Data.................................................  10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations  11
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...........................  11
Item 8.       Financial Statements and Supplementary Data..........................................  22
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  22

Part III

Item 10.      Directors and Executive Officers of the Registrant...................................  22
Item 11.      Executive Compensation...............................................................  22
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................  22
Item 13.      Certain Relationships and Related Transactions.......................................  22

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  22

Signatures.........................................................................................  46

                                     PART I

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTION OF AXENT'S PROSPECTUS/JOINT PROXY STATEMENT DATED JANUARY 2, 1998 ENTITLED "RISK FACTORS" AND THE SECTION OF THIS FORM 10-K ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE PERFORMANCE." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS AXENT FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FILED BY AXENT IN 1998 AND TO BE FILED IN 1999. READERS ARE CAUTIONED NOT TO RELY ON FORWARD-LOOKING STATEMENTS. AXENT HAS NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF FILING OF THIS FORM 10-K.

ITEM 1.  BUSINESS.

Overview

     AXENT Technologies, Inc. ("AXENT") is a leading developer and provider of information security solutions designed to address many of the information security issues facing organizations using enterprise computer networks, including systems utilizing the Internet, internal networks, and individual servers, workstations and desktop and laptop computers. AXENT emphasizes the breadth of its solutions as well as the functional robustness and multiple platform coverage of its products and the increasing integration of its products. AXENT's products assist organizations in reducing the risks associated with the inherent vulnerabilities of today's computing environments where computer hackers, users of Web-based commerce sites, curious or disgruntled employees, contractors and competitors can potentially gain access to, modify or destroy sensitive information available on the company's computer systems or disrupt the normal operation of the systems.

     AXENT's products provide security assessment and policy management, host and network based intrusion detection, systems and network access control, data confidentiality, user administration, activity monitoring, secure authentication solutions for remote network access and virtual private networking capabilities for remote users and remote sites. These products allow customers to create trusted systems and networks that are protected from access, theft and damage by unauthorized users from untrusted systems or networks, such as the Internet, and also enable the creation of virtual private networks ("VPNs") through the encrypted transmission of information across untrusted networks.

     AXENT also offers "Lifecycle Security Services" designed to help organizations develop a framework and roadmap for assessing potential vulnerabilities; developing security policies, guidelines, practices and metrics; selecting and implementing solutions; conducting training; and ensuring appropriate monitoring and compliance. AXENT also offers training and certification courses for persons interested in the installation and use of AXENT products or augmenting their basic security knowledge.

     AXENT expects to continue expanding its product and services offerings through acquisition, internal development and marketing arrangements to maintain its leadership in the field of information security solutions for enterprise computing environments. While many of its security products and services have been internally developed, AXENT has used, and anticipates using, acquisitions to expand its offerings. Since 1997, AXENT has acquired secure authentication solutions for remote network access, virtual private networking solutions, firewalls, network-based intrusion detection and other internet related security solutions through its acquisitions of AssureNet Pathways, Inc. ("AssureNet") in March 1997, Raptor Systems, Inc. ("Raptor") in February 1998 and Internet Tools, Inc. in January of 1999. In addition to the product-related acquisitions, AXENT added extensive consulting service capabilities and methodologies by acquiring Secure Network Consulting, Inc. in July 1998.

Industry Background

          As organizations continue to implement and expand distributed enterprise information systems and attempt to exploit electronic commerce or business opportunities, mission-critical applications and sensitive data are deployed on networks of personal computers, workstations and servers, including public networks such as the Internet. The accessibility and relative anonymity of users on these systems make the enterprise information systems and the integrity of the information that is stored on these systems inherently vulnerable to compromise or destruction. In addition, enterprise information systems are complex and involve a variety of hardware, operating systems, networking protocols, and applications supplied by a multitude of vendors, making these systems difficult to manage, monitor and protect. Further, each application, operating system and device connected to an enterprise system has its own limited method of addressing security, creating inconsistencies throughout the system and adding different types of vulnerabilities that can be exploited by an unauthorized user.

     AXENT believes the demand for information security will continue to increase as access to internal business information and mission critical applications expands across geographically dispersed facilities and networks where critical information may be scattered across thousands of file servers and personal computers. When customers, remote employees, suppliers, distributors and other business partners link inexpensively into enterprise information systems through electronic business or commerce applications, the number of points of access to critical information, and therefore the number of points of potential vulnerability, increase exponentially. In addition, when organizations use the Internet or other insecure networks as a means of communication, the data is vulnerable to interception and increased accessibility by hackers.

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

     Although enterprise information systems have many business advantages, the conflict between the benefit of easy access to information and the need to protect and secure sensitive information requires information security solutions specifically designed to function in large-scale, multi-platform computing environments. AXENT believes that those solutions must perform the following functions:

  - Security management. Enable centralized definition, management, implementation and enforcement of security policies that are tailored to the specific needs and requirements of the business.

  - Access Control. Control access to computing resources such as clients, servers, networks, intranets or specific Web-application data for intranets and extranets.

  - Authentication and authorization. Ensure the identity of users attempting to access computing resources and assign and enforce the authority of users to access, copy, monitor, modify or delete information.

  - Intrusion Detection. Monitor systems and networks to detect and prevent intrusions or unauthorized actions.

  - User Administration. Centrally administer user's credentials and privileges individually and by other criteria, such as function, division or location.

     AXENT believes that many organizations will seek a comprehensive set of security products that can accommodate a large number of users and integrate heterogeneous computing resources into a centrally manageable, reliable and secure computing environment. The operating systems of most distributed computing platforms and most third-party products generally address only some of these needs, and few vendors provide centralized security management or user administration for heterogeneous environments. In an enterprise information environment, all of these functions must be available on all parts of an enterprise system--personal computer or workstation, internal network, server and connections to external networks such as the Internet--to provide robust security.

Axent's Information  Security Solution

     AXENT's approach to information security is to develop, market and support security software products that perform a broad range of security functions and to provide consulting services to address customers' security needs. AXENT's products perform a multitude of functions to manage the risk of vulnerabilities and protect computer networks, including global Internet-based systems, internal networks and individual servers, workstations and desktop and laptop computers. AXENT believes that its integrated approach of providing broad security functionality through its software products, combined with its full range of consulting services, provides a more comprehensive information security solution than the product offerings marketed by many of its competitors.

     AXENT's products focus on the areas of security policy management, vulnerability assessment, host and networked-based intrusion detection, firewalls, strong authentication and authorization as well as single sign-on and user administration that primarily perform security management functions. These products enable organizations to establish appropriate security policies, including the need for centralized management of the level of security on all platforms, status reporting and actions to be taken to enforce security policies. These products ensure that only authorized users have access to computing resources such as clients and servers or the network itself, and monitor all systems to detect and prevent intrusions or unauthorized actions. These products can also authenticate users logging onto the network and preserve the confidentiality and integrity of information by allowing only those who have proper authority to access, copy, monitor, modify or delete information. In addition, these products can enable the security administrator to establish authorized users, create, modify and delete user privileges and manage the credentials of users.

     AXENT's products that primarily perform network security functions also are one of AXENT's core strengths. These products provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. These products include an application-level firewall, access control products for workgroups and LANs, virtual private network technology that enables an enterprise to communicate securely over the Internet and internal networks (including intranets) and products that secure mobile computer users and remote sites. These products also include a Web access product that provides blocking of undesirable sites and a product that provides centralized management, authentication and authorization of users of Web applications, such as applications supporting electronic commerce.

     AXENT's product family also includes products that provide user authentication and encrypted communications over the Internet and public carrier facilities primarily for the remote access market. These products include software tokens that utilize one-time dynamic password challenge/response identification and authentication methodology that is not susceptible to "sniffing" programs that detect static challenges or responses or attacks that randomly generate thousands of short passwords. These software tokens also are incorporated into a product that provides virtual private networking using an encrypted "tunnel" to communicate securely over the Internet, intranets or public carrier facilities and another bundled product that provides full authentication, virtual private networking, automatic encryption and decryption of all files to which the user has access on the user's hard drive or network drives and user administration functions.

     AXENT's principal information security products offered at December 31, 1998 are as follows:

-  Enterprise Security Manager(TM):   Enables a security administrator to
   centrally define, manage and enforce information security policies in enterprise computing environments, and works with other AXENT security management products and third-party security products, as well as other applications and database security. It provides a security management framework that enables the establishment of security policies based on business risk analysis, central control of the level of security on all platforms, determination of the status of information security in the enterprise and enforcement of corporate security policy. Enterprise Security Manager security policies can be applied to a single user or machine, a group of users or machines or to an entire organization.

- Intruder Alert(TM): Permits information security administrators to monitor an organization's network for suspicious events, unauthorized activity and abuse of the network in real time. It combines packet monitoring, audit trail management and real-time activity monitoring, and uses knowledge-based technology to correlate multiple events across multiple machines to determine if a security violation has occurred. It can alert the security administrator of significant security threats in real time and can also take active measures to control security, such as disconnecting a session, shutting down an application, blocking an external Internet address or alerting an Internet firewall to block a particular type of access.

- Raptor(R) Firewall: Secures communications over the Internet or other public networks and serves as a barrier between the Internet and the enterprise network by offering the proven security of application-level proxies combined with the flexibility and extensibility of packet filtering. Raptor Firewall NT incorporates a broad range of security features, including secure tunneling with secure standard protocols, spoof checking, a wide selection of strong authentication alternatives, a powerful and flexible management interface and the industry's only firewall-integrated content blockers. It includes a powerful network security management facility, real-time suspicious activity monitoring and alert capabilities and virtual private networking.

- NetRecon(TM): An intelligent network probe that scans enterprise networks to determine security vulnerabilities, including interrelated threats, and enable the security administrator to prioritize activities to plug security holes. Its third-generation technology executes multiple scans simultaneously, checking for common vulnerabilities in multiple systems, firewalls, routers, gateways, Webservers and other devices. NetRecon uses all leading network protocols to cover all network devices across a variety of operating systems and communications protocols.

- Defender(TM) Software Token and Defender Security Server(TM): Provides two-factor identification and authentication to verify that users are who they say they are, in order to prevent unauthorized access to internal network resources. The Defender Security Server issues random challenges to users, calculates expected responses from the user's unique tokens and authenticates the users for network access if the responses match. When installed on a laptop or desktop computer, the Defender software token automatically computes a response to the challenge generated by the Defender Security Server and transmits the response to authenticate the user. A Defender hardware token is available for users of different or multiple computers.

- Enterprise Resource Manager(TM): A family of products designed to administer users and other computing resources as well as identify and authenticate network users. It provides enterprise-wide user account administration across heterogeneous computing platforms, including IBM MVS, UNIX, NetWare, Windows NT, Windows 95, Netscape, and others. For end users, Enterprise Resource Manager provides one-time authentication, which allows access to a wide range of computing platforms and applications without the need to re-authenticate, remember remote access procedures or multiple passwords. Enterprise Resource Manager includes a series of management modules that enable user account administration and authentication for individual platforms. Each shares a common architecture, yet provides platform specific components that can be purchased and deployed according to the needs of the enterprise.

- PowerVPN(TM): It provides integrated two-factor user identification, authorization and session encryption that creates an encrypted "tunnel" for secure communications over the Internet or other public carrier facilities. PowerVPN assures that the LAN is secure as it verifies that remote users are who they say they are, and it encrypts data transmission from the user's personal computer to the corporate LAN.

- RaptorMobile(TM): It provides multiple levels of security for remote users utilizing a PC to connect to an internal network or communicate within an Intranet. RaptorMobile provides password protection for the PC, user authentication to prevent unauthorized access to internal network resources and encrypted "tunneling" of communications to protect the integrity of information transmitted over the Internet or other public carrier facilities.

- Web Defender(TM): It supports a company's growing number of Web applications by providing central management to authenticate and authorize end users and establish their rights to data available on the Web site and connected applications. The result is simple, single sign-on access to proprietary corporate data distributed across the Web. With scaleable architecture supporting multi-vendor servers, Web Defender is designed to grow as quickly as the customer's corporate Web-site.

- PCShield(TM): It allows managers to centrally define and control access to information on computers running Windows 95 or Windows NT through user identification and authentication functions. PCShield allows system administrators to define file-level access control and automatically encrypts and decrypts protected files so that only authorized users can access that file on the local hard drive, on a network server or as it is transferred over either internal or external networks.

- Security Briefcase(TM): A three-pronged security solution: two-factor strong user authentication, personal VPN and policy-based automated local file encryption. Security Briefcase addresses all the remote access security needs of the corporate road warrior with cost effective virtual private network connectivity, two-factor user authentication, boot protection, and automated file encryption.


     AXENT's strategy is to provide a comprehensive family of products that address many security requirements of an enterprise. AXENT intends to add new products and enhance its existing products. AXENT believes that adding new products and functions to its existing product families and product lines will allow it to market new technology to current customers while it expands its customer base. AXENT also intends to integrate many of the functions of its products to provide seamless sharing of functionality and management capability.

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

     In addition to its software products, AXENT, through its subsidiary, Secure Network Consulting, Inc., provides a full range of security consulting services from security vulnerability assessment to selection and implementation of solutions. AXENT's information security analysts deliver standardized fixed-price consulting packages that can provide customers with an objective assessment of their existing security systems, identify security vulnerabilities and suggest corrective actions. The analysts, on a fee basis, assist with information risk analysis, develop security policy, implement AXENT's products and help organizations securely connect to the Internet. The analysts also design customized consulting packages to help customers analyze their information security requirements, integrate in-house security products into AXENT's product framework or develop customized information security solutions.

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

     AXENT offers a comprehensive, standardized education and training program to end-users of its products. Training classes are offered through in-house facilities at various AXENT offices, as well as at customer locations. AXENT also provides on-site training services upon request by customers. Fees for educational and training services are charged separately from AXENT's software products. In addition, Secure Network Consulting, Inc. has announced a program to train and certify personnel in the information technology industry who satisfactorily complete a training course on AXENT products.

Sales and Marketing

     AXENT markets its products and services through a direct selling organization and through a mix of indirect channels, including two-tiered distribution, original equipment manufacturers ("OEMs"), distributors, resellers and systems integrators, both domestically and abroad. The sales organization is divided regionally among the Americas and international operations, which is divided into Europe and the Asia/Pacific regions. AXENT has a number of domestic sales offices and has international sales offices in England, several other countries in Europe, Australia and Japan. During 1998, approximately 56% of AXENT total revenues were through the direct selling organization and approximately 44% of total revenues came through AXENT's indirect channels, compared with approximately 49% of AXENT total revenues through the direct sales organization and approximately 51% of total revenues through AXENT's indirect channels during 1997.

     International revenues accounted for approximately 27% of AXENT's revenues in 1998 and approximately 22% of AXENT's revenues in 1997. See Note 14 of Notes to the AXENT Consolidated Financial Statements for financial information regarding AXENT's foreign operations.

     A customer's decision to use AXENT's products may involve a substantial financial commitment, which may require a substantial evaluation period and approval of the customer's senior management. A customer's decision to license certain AXENT products may also involve significant user education and deployment costs, as well as substantial involvement of the customer's personnel resources, which may result in a long or unpredictable sales cycle. AXENT has no significant inventory and little or no backlog.

     AXENT expects to continue relationships with Compaq Computer Corporation, BMC Software, Inc., Hewlett-Packard Company and IBM's Tivoli business unit. AXENT expects that it will continue its attempts to expand those indirect distribution relationships in the future and provide more channel-ready products to resell through those distributors and resellers, where appropriate.

     In support of direct and indirect operations, AXENT conducts marketing programs intended to position and promote its products and services. Marketing personnel engage in a wide variety of activities in support of all distribution channels, including direct mail, telemarketing, Internet marketing, advertising, seminars, public relations and trade shows as well as overseeing AXENT's participation in industry programs and forums. AXENT's product development personnel provide sales and product training seminars for both AXENT's internal sales force and the sales forces of its channel partners. The marketing department also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction.

     AXENT has experienced significant quarterly fluctuations in its operating results and anticipates such fluctuations in the future. Revenues, operating income and net income have been significantly higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the accounting treatment of the AssureNet acquisition mitigated that historic trend. AXENT believes that fourth quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of AXENT's sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses
often defer purchase decisions.   Quarterly revenues and operating results
depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. AXENT historically has recognized a substantial portion of its license revenues in the last month of each quarter, and often in the last week of each quarter, which makes it very difficult to gauge the level of license revenues that will be recognized during a quarter until after its conclusion. AXENT expects that this will continue for the foreseeable future.

Customers

     AXENT's customers represent enterprises across a broad range of industries, including financial services, technology, professional services, government, consumer products and energy and utilities.

Product Development

     AXENT believes that a technically competent, quality oriented and highly productive software development organization is the key to AXENT's continued successful product introduction. The software development staff is also responsible for enhancing AXENT's existing products and expanding its product line. AXENT's security management products have been developed primarily by its internal development staff. Through the acquisition of AssureNet in 1997, AXENT added to its product line the Defender software tokens, Defender Security Server and certain related in-process research and development projects, as well as the development staff responsible for those products. Through the acquisition of Raptor in 1998, AXENT added to its product line the Raptor Firewall, RaptorMobile, WebDefender, THE WALL, certain related in-process research and development projects and the development staff responsible for those products and projects. As in the past, AXENT anticipates future acquisitions of products and attempts to retain the development organizations associated with those products. There can be no assurance that AXENT will be able to continue to retain such employees.

     During 1998, AXENT maintained four principal software development centers in Utah, New Hampshire, California and Massachusetts. Each development center is responsible for certain products and related technologies and operates with small project teams, support personnel, state-of-the-art software development tools, and industry standard languages and compilers.

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

     AXENT's competitors fall into four main categories: large, multi-product vendors, single purpose product providers, platform vendors and internally developed or publicly available software.

     Large, multi-product vendors. AXENT's principal competitors include IBM Corporation, Network Associates, Inc., Computer Associates International, Inc., Security Dynamics Technologies, Inc., Secure Computing Corporation, PLATINUM Technology, Inc., the Digital Equipment operations of Compaq Computer Corporation and Compagnie des Machines Bull SA. Each of these organizations has strategic software products that cover various aspects of information security and compete directly with one or more components of AXENT's product line.

     Single purpose product providers. AXENT's principal single purpose product competitors include, but are not limited to, Uti Maco GmbH, Internet Security Systems, Inc., CyberGuard and CheckPoint Software Technology, Ltd. These vendors each sell products that offer particular information security functions for specific computing platforms. These products compete with one or more of AXENT's products in specific functional areas or on specific platforms. While AXENT believes that these competitors do not provide the depth of function and breadth of platform support provided by AXENT's products, there can be no assurance that these competitors will not expand their product offerings to other functional areas or platforms and compete with more of AXENT's products.

     Platform vendors. AXENT competes with platform vendors such as Cisco Systems, Inc., Microsoft Corporation, IBM, Hewlett-Packard Corporation and Sun Microsystems, Inc. Each of these vendors offers operating system software that often includes native security functionality. To the extent that the security features which become incorporated in operating systems overlap all or a portion of the functionality offered by AXENT's products, AXENT's products may no longer be required by customers to meet their information security requirements. All of these vendors have indicated plans to expand the information security within their operating systems.

     Publicly available software. A portion of AXENT's enterprise security solution occasionally competes with products that are internally developed by potential customers or available as "freeware" or "shareware" in the public domain for little or no cost.

     Many of AXENT's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than AXENT. In addition, one or more of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than AXENT. There can be no assurance that AXENT's current or potential competitors will not develop or acquire products comparable or superior to those developed or acquired by AXENT or adapt more quickly than AXENT to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect AXENT's financial condition or results of operations. There can be no assurance that AXENT will be able to compete successfully against current and future competitors or that competitive pressures faced by AXENT will not have a material adverse effect on its financial condition and results of operations. If AXENT is unable to compete successfully against current and future competitors, AXENT's financial condition and results of operations will be materially adversely affected.

Intellectual Property Rights

     AXENT's success is heavily dependent on its proprietary technology. AXENT views its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. AXENT has several patents or patents pending with respect to its security information products, and has registered a number of its copyrights in the United States. AXENT has registered certain of its trademarks in principal foreign countries and currently is seeking to register other trademarks in those countries and in other foreign jurisdictions. AXENT uses a signed license agreement with many customers and a printed "shrink-wrap" or electronic "click-wrap" license for all other users of its products in order to protect its copyrights and trade secrets. Since the licensee does not sign shrink-wrap licenses, many authorities believe that they may not be enforceable under many state's laws and the laws of many foreign jurisdictions. The laws of Maryland, which the printed shrink-wrap licenses purport to make the governing law, are unclear on this subject.

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

Employees

     As of March 21, 1999, AXENT and its subsidiaries had over 527 active employees worldwide, of which approximately 467 were employed in offices in the U.S. and approximately 60 were employed at international offices. None of the employees of AXENT or its subsidiaries is represented by a labor union. AXENT has not experienced any work stoppages and considers its relations with its employees to be good.

     AXENT's future success will depend in significant part on its ability to attract and retain qualified personnel. Competition for such qualified technical, management, consulting and sales personnel is intense in the software industry, and there can be no assurance that AXENT can attract and retain necessary qualified personnel in the future.

ITEM 2. PROPERTIES.

     AXENT's headquarters is located in approximately 26,000 square feet of office space in Rockville, Maryland, which it has leased through February 2004. AXENT has leased office space for its development laboratories in Utah, Massachusetts, New Hampshire and California of approximately 20,000, 41,000, 16,000, and 15,000 square feet, respectively. AXENT also leases domestic sales offices in a number of locations, and approximately 9,000 square feet of office space in the United Kingdom and several other small foreign sales offices. AXENT believes that its existing facilities are adequate for its needs or that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

     At December 31, 1998, there were no material legal proceedings pending against AXENT.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     AXENT Common Stock is traded on The Nasdaq National Market under the symbol "AXNT."

     AXENT Common Stock began trading on The Nasdaq National Market on April 24, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of AXENT Common Stock on The Nasdaq National Market:

                        High      Low
                       -------  -------
     1997
     First Quarter...   17 3/4   11
     Second Quarter..   17 3/8   10 7/8
     Third Quarter...   22       14 3/8
     Fourth Quarter..   25 1/2   15 1/8

     1998
     First Quarter...   30 1/2  14 7/16
     Second Quarter..   32      22 3/4
     Third Quarter...   32 1/16 14 7/8
     Fourth Quarter..   31 1/8  13 1/2

     On March 23, 1999 the last reported sale price of AXENT's Common Stock was $30.44 per share. As of March 23, 1999, AXENT had approximately 310 stockholders of record, and approximately 19,000 beneficial owners.

     AXENT has never paid or declared any cash dividends on its Common Stock. AXENT currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, are unaudited but have been derived from AXENT's consolidated financial statements included elsewhere in this Form 10-K, which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is also included in this Form 10-K. The selected consolidated financial data as of December 31, 1994, 1995 and 1996 and for each of the years ended December 31, 1994 and 1995 are unaudited but have been derived from audited financial statements of AXENT not included in this Form 10-K.

          SELECTED CONSOLIDATED FINANCIAL DATA.
                                                                 Year Ended December 31,
                                                    -----------------------------------------------------
                                                      1994      1995       1996        1997       1998
                                                    --------  ---------  ---------  ----------  ---------
                                                          (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
 Product licenses..............................     $ 6,080    $13,592   $ 29,425    $ 56,114   $ 80,901
 Services......................................       2,762      5,038      7,199      13,707     20,118
                                                    -------    -------   --------    --------   --------
    Total net revenues.........................       8,842     18,630     36,624      69,821    101,019

Cost of net revenues...........................       1,248      2,055      2,758       6,556      9,804
                                                    -------    -------   --------    --------   --------
 Gross profit..................................       7,594     16,575     33,866      63,265     91,215
                                                    -------    -------   --------    --------   --------
Operating expenses:
 Sales and marketing...........................       6,023     15,160     21,606      31,856     41,209
 Research and development......................       2,352      5,343      8,111      12,677     17,710
 General and administrative....................       2,213      3,546      4,704       7,030      6,445
 Non-recurring charges.........................       4,280         --         --      34,154     17,422
                                                    -------    -------   --------    --------   --------
  Total operating expenses.....................      14,868     24,049     34,421      85,717     82,786
                                                    -------    -------   --------    --------   --------
Income (loss) from continuing
 operations before royalty,
 interest and taxes............................      (7,274)    (7,474)      (555)    (22,452)     8,429
Royalty income.................................          --         --      3,321       2,977      1,862
Interest income (expense)......................          (2)       (53)     3,479       4,611      4,506
Gain on sale of marketable securities..........          --         --         --       1,738        389
Income tax benefit (provision).................       2,040      2,146     (1,159)     (5,744)    (7,507)
                                                    -------    -------   --------    --------   --------
Income (loss) from continuing
 operations....................................      (5,236)    (5,381)     5,086     (18,870)     7,679
Income from discontinued
 operations, net of tax........................       3,782      5,050      2,395         255         --
                                                    -------    -------   --------    --------   --------
Net income (loss)..............................     $(1,454)   $  (331)  $  7,481    $(18,615)     7,679
                                                    =======    =======   ========    ========   ========
Net income (loss) per common share (basic):
 Continuing operations.........................     $ (0.58)   $ (0.56)  $   0.27      $(0.83)     $0.31
 Discontinued operations.......................        0.42       0.52       0.13        0.01         --
                                                    -------    -------   --------    --------   --------
Net income (loss) per common
 share (basic).................................     $ (0.16)   $ (0.04)  $   0.40      $(0.82)     $0.31
                                                    =======    =======   ========    ========   ========
Number of shares used to compute basic
 earnings per common share.....................       8,946      9,635     18,551      22,638     24,501
                                                    =======    =======   ========    ========   ========
Net income (loss) per common share (diluted):
 Continuing operations.........................     $ (0.58)   $ (0.56)  $   0.24      $(0.83)     $0.30
 Discontinued operations.......................        0.42       0.52       0.11        0.01         --
                                                    -------    -------   --------    --------   --------
Net income (loss) per common
 share (diluted)...............................     $ (0.16)   $ (0.04)  $   0.35      $(0.82)     $0.30
                                                    =======    =======   ========    ========   ========
Number of shares used to compute diluted
 earnings per common share.....................       8,946      9,635     21,575      22,638     25,990
                                                    =======    =======   ========    ========   ========

CONSOLIDATED BALANCE SHEET DATA:
 Cash and cash equivalents.....................     $ 7,561    $ 7,973   $ 54,828    $ 51,618   $ 79,968
 Marketable securities.........................          --         --     34,026      40,882     31,774
 Net identifiable (assets) liabilities
  from discontinued operations.................      (1,221)     1,319        163          --         --
 Working capital...............................       2,207      2,869     85,421      94,544    117,436
 Total assets..................................      11,122     12,646    107,185     124,781    161,263
 Total debt....................................       2,817      1,835         --          --         --
 Stockholders' equity (deficit)................          37     (1,500)    93,576     104,265    134,437
 Cash dividends per share......................          --         --         --          --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which involve risk and uncertainties. These forward-looking statements are identified by the use of the words "believes", "expects", "anticipates", "will", "would" or similar expressions that contemplate future events. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified in "Certain Factors Affecting Future Performance" (see below) and those discussed in the "Risk Factors" set forth in the Company's Prospectus/Joint Proxy Statement dated January 2, 1998, as filed with the SEC on January 4, 1998. The Company assumes no obligation to update or correct forward-looking statements due to events or changes after the date of this report.

Overview

     The financial statements of AXENT Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company"), selected financial data and other financial data included herein have been restated to reflect consummation on February 5, 1998, of the acquisition of Raptor Systems, Inc. ("Raptor"), which was accounted for as a pooling-of-interests in accordance with APB No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of Raptor as though it had always been part of the Company. In connection with that transaction, the Company incurred a one-time charge of approximately $17.4 million.

     The financial statements and results of operations of the Company include the operations of AssureNet Pathways, Inc. ("AssureNet") from January 7, 1997. AssureNet was acquired by AXENT in a transaction accounted for as a purchase. In connection with that transaction, the Company incurred a one-time charge of approximately $27.63 million for the write-off of purchased in-process research and development costs in the first quarter of 1997.

     On May 9, 1997, Raptor acquired a perpetual license of technology, including the underlying products, from Open Market, Inc. The technology is used in certain current product offerings and will be used in future product offerings. In connection with that transaction, the Company incurred a one-time charge of approximately $6.52 million ($4.24 million, net of taxes) for the write-off of purchased in-process research and development costs during the second quarter of 1997.

     The financial statements and results of operations of the Company include the operations of Secure Network Consulting, Inc. ("SNCI") from July 21, 1998. SNCI was acquired by AXENT in a transaction accounted for as a purchase.

     Since January 1, 1995, AXENT has divested (i) its Helpdesk products business, which was sold in February 1996, for cash, a note, royalties and the assumption of certain liabilities, (ii) its OpenVMS utility software products business, which was conveyed to Raxco Software, Inc. ("Raxco") in a spin-off, effective as of December 31, 1995 and (iii) certain OpenVMS utility software products, which were distributed by Raxco under an Exclusive Distributor License Agreement. The historical results of operations for these divested operations have been accounted for as discontinued operations in accordance with APB No. 30.

     The Company's revenues are derived principally from two sources: (i) product license fees for the use of its software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company generally ships its software on a trial basis and recognizes revenue when the customer becomes contractually obligated to pay for the product. Service revenues from consulting and training are recognized as services are performed, and maintenance revenues are deferred and recognized ratably over the maintenance period, typically one year.

     The Company markets its products through a direct sales organization, distributors and other marketing relationships. Sales made through distributors typically have a lower gross margin than direct sales. Revenues from independent distributors accounted for approximately 37%, 51% and 44% of the Company's net revenues from its information security products for each of the years ended December 31, 1996, 1997 and 1998, respectively. The Company expects the percentage of its net revenues derived from independent distributors to fluctuate from period to period. The Company generally records revenue from distributors at the net license or service fee, after deducting the distributors' commissions.


Certain Risks and Uncertainties
-------------------------------

Year 2000

     The Company is assessing the impact of Year 2000 compliance on the current and prior versions of its products, internal information systems, other internal computer systems and equipment containing embedded systems, and is implementing corrective actions, which are complete or substantially complete in many instances. The Company is using an approach to Year 2000 compliance that involves preparing an inventory of all business disruption problems that the Company regards as reasonably possible, prioritizing those possible problems to allocate appropriate resources to the most critical areas, remediating or replacing systems and equipment to solve or mitigate Year 2000 problems and, if necessary, developing contingency plans if the Company or its key distributors, resellers and suppliers will not be Year 2000 compliant and such noncompliance is expected to have a material adverse effect on the Company's operations.

     The Company is substantially complete in its process of assessing Year 2000 compliance of its software products. The Company believes that the current version of each of its products has been designed and tested to process Year 2000 date data without interruption or error, and that the current version of each of its product offerings is Year 2000 compliant assuming no error after 1999 in the operating system or other management software products operating on the same computer system as the Company's product. Information on the Year 2000 compliance of its products is available on the Company's Web site (www.axent.com/y2k.htm). The Company expects to continue Year 2000 testing of the current and new versions of its products and of any products it acquires or distributes.

     The Company believes it has identified its equipment and systems that are critical to its operations, such as communications and networking equipment, related software and certain hardware and software systems, and has completed its assessment of the Year 2000 compliance of substantially all of such equipment and systems, although it is continuing to assess and test. The Company also is continuing to assess and test the Year 2000 compliance of various items of equipment, computer systems, applications software, and equipment containing embedded systems that the Company does not consider critical to its operations. The Company has replaced or is replacing several internal information systems critical to its operations as part of its normal development and expansion or salesforce automation, accounting and customer service-related information systems. The Company has received product warranties that those systems are Year 2000 compliant, and expects that installation and Year 2000 testing will be completed by June 1999.

     The Company is continuing to assess the Year 2000 compliance of systems used by distributors, resellers and suppliers, who the Company expects may be material to its business after 1999. This assessment process generally consists of obtaining completed questionnaires or written assurances regarding anticipated Year 2000 compliance. The Company expects that this process will continue through 1999.

     The Company anticipates that costs to be incurred in Year 2000 testing and remediation or replacement of noncompliant systems will not be material to its financial condition or results of operations. The cost of continued testing of the Company's products will be included in the Company's research and development expenses, and testing of internal equipment, hardware and software systems generally will be included in general and administrative expense.

     Even with those efforts, there can be no assurance that undetected errors or defects may not cause Year 2000 problems in the Company's products. The Company provides limited warranties as to Year 2000 compliance on current versions of its products, but the Company does not believe that it is legally responsible otherwise for costs incurred by its customers in achieving Year 2000 compliance. Year 2000 problems in or affecting the Company's products probably would result in litigation and contractual claims by customers and increased expenses negatively affecting the Company's future operating results. In the worst case, litigation, claims and increased expenses could have a material adverse effect on the Company's business, results of operations and financial condition, although the Company currently believes such a result to be unlikely. In addition, Year 2000 problems in older versions of the Company's products may result in increased expense levels for the Company and defocus in development of new products and enhancement of existing products. The Company expects that Year 2000 issues may alter the purchasing patterns of some of its customers or prospective customers, which could have a material adverse effect on the Company's business and results of operations.

     There also can be no assurance that equipment, hardware and software systems used internally in the Company's business will be free of Year 2000 problems. Failure of internal information systems, equipment or other vendors' software to operate properly after 1999 could disrupt or interfere with the Company's business and result in unanticipated expense, which could adversely affect the Company's business, operating results and financial condition. Year 2000 problems experienced by distributors, resellers and suppliers of the Company may result in disruption of the Company's business and may require the Company to obtain alternative sources of distribution and supply, if possible.

     The Company is developing certain contingency plans in the event of Year 2000 problems in its products, critical equipment, hardware and software systems and equipment with embedded systems, or in the event that key distributors or resellers or critical suppliers experience Year 2000 problems. The Company expects to continue development and focus of those contingency plans throughout 1999.

     The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events and conditions. There can be no assurance that these assumptions will be accurate and that estimates will be achieved. The Company's evaluation and assessment is ongoing and it expects that new or different information may become available as its assessment and evaluation continue.

Euro Currency

     The European Union's adoption of the Euro currency raises a variety of issues associated with the Company's European operations. Although the transition from national currencies to the Euro will be phased in over several years, the Euro became the single currency for most European countries on January 1, 1999. The Company is assessing Euro issues related to its treasury operations, product pricing, contracts and accounting systems. Although the evaluation of these issues is still in process, management currently believes that the Company's existing or planned hardware and software systems will accommodate the transition to the Euro and any required operating changes will not have a material effect on future results of operations or financial condition.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997


     Net Revenues. The Company's net revenues from product licenses increased approximately 44%, or $24.79 million, from $56.11 million in 1997 to $80.90 million in 1998, representing 80% of total net revenues for both 1997 and 1998, respectively. The increase in product license revenue is primarily attributable to continued broader acceptance of the Company's products, continued expansion into overseas markets, the introduction and general release of new products or revisions and the expansion of available products running on new or additional platforms.

     The Company's net revenues from services increased approximately 47%, or $6.41 million, from $13.71 million in 1997 to $20.12 million in 1998, representing 20% of total net revenues for both 1997 and 1998, respectively. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance and to the increase in 1998 of revenues related to consulting, training and the SNCI acquisition.

     AXENT currently believes that year-to-year comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

     Revenues derived from North American and international operations as a percent of total revenues were 78% and 22%, respectively in 1997 as compared to 73% and 27%, respectively in 1998. The increase in the international revenues as a percentage of total revenues from 1997 to 1998 is attributable to continued acceptance of the Company's products in international markets, particularly in the United Kingdom, Europe and Asia.

     Cost of Net Revenues. The Company's cost of net revenues includes the cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training, and consulting services to the Company's customers. Cost of net revenues increased approximately 50%, or $3.24 million, from $6.56 million in 1997 to $9.80 million in 1998, representing 9% and 10% of net revenues in 1997 and 1998, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 29%, or $9.35 million, from $31.86 million in 1997 to $41.21 million in 1998, representing 46% and 41% of total net revenues for 1997 and 1998, respectively. The increase in dollar amount was due to the increase in sales staff to support the Company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

     Research and Development. Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 40%, or $5.03 million, from $12.68 million in 1997 to $17.71 million in 1998, representing 18% of total net revenues for both 1997 and 1998, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

     General and Administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses decreased 8%, or $585,000, from $7.03 million in 1997 to $6.45 million in 1998, representing 10% and 6% of total net revenues for 1997 and 1998, respectively. The decrease is primarily a result of the synergies gained from the elimination of overlapping administrative functions associated with the Raptor acquisition. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

     In 1997, certain general and administrative expenses were offset in part by fees billed by the Company under the Administrative Services Agreement between the Company and Raxco, which terminated in 1998. That agreement provides for Raxco to pay the Company for the cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. In 1997, the Company charged Raxco $570,000 under the Administrative Services Agreement

     Non-Recurring Charges. During 1997, the Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million to expense the purchased in-process research and development that had not reached technological feasibility and had no probable future use, as well as a one-time charge of $6.52 million, $4.24 million net of taxes, for the write-off of purchased in-process technology associated with the acquisition of a perpetual license of certain products from Open Market, Inc. In 1998, the Company incurred a one-time charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal and accounting fees, and other costs related to the merger with Raptor.

     Income (Loss) from Continuing Operations before Royalties, Interest and Taxes. Income from continuing operations before royalties, interest and taxes increased $30.88 million to a profit of $8.43 million in 1998 from a loss of $22.45 million in 1997. The increase is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues offset in part by the investments required to generate such revenues. The results of income from continuing operations before royalties, interest and taxes excluding non-recurring items were $11.7 million and $25.9 million for 1997 and 1998, respectively.

     Royalty Income. Royalty income consists of amounts payable to the Company pursuant to the Exclusive Distributor License Agreement with Raxco related to the OpenVMS utility software products owned by AXENT. Royalty income declined 38%, or $1.12 million, from $2.98 million in 1997 to $1.86 million in 1998. The decline is primarily attributable to declining revenues recognized by Raxco as a result of erosion of market share that the OpenVMS platform experienced. During 1998, Raxco reported to AXENT approximately $6.2 million of OpenVMS utility revenues.

     Interest Income. Interest income decreased 2%, or $105,000, from $4.61 million in 1997 to $4.51 million in 1998. Interest income may fluctuate from period to period due to changes in investment mix, varying cash balances, and fluctuations in interest rates.

     Gain on Marketable Securities. As part of the consideration for the sale of its storage management products in 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI Technology Corporation ("MTI"). On October 15, 1997, the Company exchanged the warrant for 161,830 shares of MTI common stock. During 1997, the Company received proceeds of $1.74 million ($1.04 million, net of taxes) from the sale of 131,380 shares of MTI common stock. During January 1998, the remaining 30,000 shares of MTI common stock were sold and the Company received proceeds of $389,000 ($238,000, net of taxes).

     Income Taxes.   The Company accounts for income taxes under Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, the Company previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax asset. During 1998 and 1997, a portion of that valuation allowance was released. Management believes that it is more likely than not that this tax asset will be realized.

     Income (Loss) from Continuing Operations. As a result of the above, the Company recorded a profit from continuing operations of $7.68 million in 1998 compared to a loss of $18.87 million in 1997. This increase is primarily attributable to the decrease in non-recurring charges as well as the increase in world-wide revenues offset in part by the investments required to generate such revenues.

     Income from Discontinued Operations. Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. AXENT's income from discontinued operations decreased 100%, from $255,000 in 1997 to $0 in 1998. The Company currently anticipates no further income from discontinued operations.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996


     Net Revenues. The Company's net revenues from product licenses increased approximately 91%, or $26.68 million, from $29.43 million in 1996 to $56.11 million in 1997, representing 80% of total net revenues for both 1996 and 1997, respectively. The increase in product license revenue is primarily attributable to the continued broader acceptance of the Company's products, the continued expansion into overseas markets, the continued expansion of the Company's distribution channels, the introduction and general release of new products or revisions and the expansion of available products running on new or additional platforms. The Company also benefited from January 7, 1997 forward from the licensing of the products acquired through the acquisition of AssureNet.

     The Company's net revenues from services increased approximately 90%, or $6.51 million, from $7.20 million in 1996 to $13.71 million in 1997, representing 20% of total net revenues for both 1996 and 1997, respectively. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance, as well as the addition of the customers on maintenance acquired through the AssureNet transaction.

     Revenues derived from North American and international operations as a percent of total revenues were 79% and 21%, respectively, in 1996 as compared to 78% and 22%, respectively in 1997. The increase in the international revenues as a percentage of total revenue from 1996 to 1997 is attributable to continued acceptance of the Company's products in international markets, particularly in the United Kingdom and Europe.

     Cost of Net Revenues. Cost of net revenues increased approximately 138%, or $3.80 million, from $2.76 million in 1996 to $6.56 million in 1997, representing 8% and 9% of net revenues in 1996 and 1997, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company.

     Sales and Marketing. Sales and marketing expenses increased 47%, or $10.25 million, from $21.61 million in 1996 to $31.86 million in 1997, representing 59% and 46% of total net revenues for 1996 and 1997, respectively. The increase in dollar amount was due to the increase in sales staff to support the Company's growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff to support the Company's growth in future periods.

     Research and Development. Research and development expenses increased 56%, or $4.57 million, from $8.11 million in 1996 to $12.68 million in 1997, representing 22% and 18% of total net revenues for 1996 and 1997, respectively. The increase in dollar amount resulted from the addition of staff needed to develop, maintain and enhance the Company's software products in an effort to keep pace in a dynamic market where security needs and demands are constantly
changing.   The decrease in research and development expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues.

     General and Administrative. General and administrative expenses increased 50%, or $2.33 million, from $4.70 million in 1996 to $7.03 million in 1997, representing 13% and 10% of total net revenues for 1996 and 1997, respectively. The increase in dollar amount is primarily a result of increased staffing to support organizational growth and the integration of AssureNet, public company compliance costs, settlement of certain litigation regarding Raptor, and recording of costs associated with the issuance by Raptor of stock options below fair market value to certain key employees. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues.

     In 1996 and 1997, certain general and administrative expenses were offset in part by fees billed by the Company under the Administrative Services Agreement between the Company and Raxco. That agreement provides for Raxco to pay AXENT for the cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. In 1997, the Company charged Raxco $570,000 under the Administrative Services Agreement, a decline of $180,000 from $750,000 in 1996.

     Non-Recurring Charges. During 1997, the Company incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million for the write-off of purchased in-process research and development that had not reached technological feasibility and had no probable future use. Also, during 1997, AXENT incurred nonrecurring charges of $6.52 million ($4.24 million net of taxes) associated with the acquisition of a perpetual license of certain products from Open Market, Inc.

     Income (Loss) from Continuing Operations before Royalties, Interest and Taxes. As a result of the approximately $34.15 million of non-recurring charges, the Company recorded a loss from continuing operations before royalties, interest and taxes of $22.45 million in 1997 compared to a loss of $555,000 in 1996. Excluding non-recurring items, income from continuing operations before royalties, interest and taxes increased $12.30 million from a loss of $555,000 to income of $11.70 million, for 1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

     Royalty Income. Royalty income declined 10%, or $344,000, from $3.32 million in 1996 to $2.98 million in 1997. The decline is primarily attributable to declining revenues recognized by Raxco for these periods as a result of erosion of market share that the OpenVMS platform experienced.

     Interest Income. Interest income increased 32%, or $1.13 million, from $3.48 million in 1996 to $4.61 million in 1997. The increase is attributable primarily to having the proceeds from AXENT's April 1996 initial public offering and Raptor's February 1996 initial public offering fully invested during all of 1997 and cash generated from operations during 1997.

     Gain on Marketable Securities. As part of the consideration for the sale of its storage management products in 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI Technology Corporation ("MTI"). On October 15, 1997, the Company exchanged the warrant for 161,830 shares of MTI common stock. During 1997, the Company received proceeds of $1.74 million ($1.04 million, net of taxes) from the sale of 131,380 shares of MTI common stock.

     Income Taxes.   The Company accounts for income taxes under Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, the Company previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax asset. During 1997, a portion of that valuation allowance was released.

     Income (Loss) from Continuing Operations. The Company had a gain of $5.09 million from continuing operations in 1996 compared to a loss of $18.87 million in 1997. The loss from continuing operations in 1997 was primarily as a result of approximately $34.15 million ($31.87 million net of taxes) of non-recurring charges recorded in 1997, offset in part by the gain in 1997 of proceeds of $1.74 million ($1.04 million net of taxes) from the sale of MTI common stock. Excluding the one-time charges, income from continuing operations increased 135%, or $6.87 million, from income of $5.09 million to income of $11.96 million, for 1996 and 1997, respectively. The increase is primarily attributable to the overall increase in world-wide revenues offset in part by the investments required to generate such revenues.

     Income from Discontinued Operations. Income from discontinued operations consists of the net results of operations from the divested businesses of the Company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. AXENT's income from discontinued operations decreased 89%, or $2.14 million, from $2.40 million in 1996 to $255,000 in 1997.

Quarterly Results of Operations

     The following tables set forth unaudited quarterly consolidated financial data for 1997 and 1998. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any subsequent periods.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                    1997                                     1998
                                  ----------------------------------------  ----------------------------------------
                                   Mar. 31   June 30   Sept. 30   Dec. 31    Mar. 31   June 30   Sept. 30   Dec. 31
                                  ---------  --------  ---------  --------  ---------  --------  ---------  --------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses...............  $ 10,878   $12,635    $13,491   $19,110   $ 16,283   $17,392    $18,957   $28,269
 Services.......................     2,917     3,275      3,580     3,935      4,048     5,148      5,047     5,875
                                  --------   -------    -------   -------   --------   -------    -------   -------
  Total net revenues............    13,795    15,910     17,071    23,045     20,331    22,540     24,004    34,144
Cost of net revenues............     1,290     1,533      1,676     2,057      2,118     2,292      2,472     2,922
                                  --------   -------    -------   -------   --------   -------    -------   -------
Gross profit....................    12,505    14,377     15,395    20,988     18,213    20,248     21,532    31,222
                                  --------   -------    -------   -------   --------   -------    -------   -------
Operating expenses:
 Sales and marketing............     7,132     7,563      7,785     9,376      9,141     9,597      9,881    12,590
 Research and
  development...................     2,836     2,924      3,119     3,798      3,967     4,360      4,353     5,030
 General and
  administrative................     1,681     1,834      1,692     1,823      1,482     1,430      1,578     1,955
    Non-recurring charges.......    27,632     6,522         --        --     17,422        --         --        --
                                  --------   -------    -------   -------   --------   -------    -------   -------
   Total operating
     expenses...................    39,281    18,843     12,596    14,997     32,012    15,387     15,812    19,575
                                  --------   -------    -------   -------   --------   -------    -------   -------
Income (loss) from
 continuing operations
 before royalty,
 interest and taxes.............   (26,776)   (4,466)     2,799     5,991    (13,799)    4,861      5,720    11,647
                                  --------   -------    -------   -------    -------   -------    -------   -------
Royalty income..................       658       868        741       710        569       558        383       352
Interest income.................     1,079     1,165      1,154     1,213      1,063     1,022      1,228     1,193
Gain on the sale of
 marketable securities..........        --        --         --     1,738        389        --        --         --
Income tax benefit (provision)..      (962)      728     (1,773)   (3,737)     2,105    (2,283)    (2,571)   (4,758)
                                  --------   -------    -------   -------   --------   -------    -------   -------
Income (loss) from
 continuing operations..........   (26,001)   (1,705)     2,921     5,915     (9,673)    4,158      4,760     8,434
Income from discontinued
 operations, net of tax.........       173        82         --        --         --        --         --        --
                                  --------   -------    -------   -------   -------   -------     -------   -------
Net income (loss)...............  $(25,828)  $(1,623)   $ 2,921   $ 5,915   $ (9,673)  $ 4,158    $ 4,760   $ 8,434
                                  ========   =======    =======   =======   ========   =======    =======   =======

Net income (loss) per
 common share (basic):
  Continuing operations.........  $  (1.17)  $ (0.08)   $  0.13   $  0.26   $  (0.41)  $  0.17   $   0.19   $   0.34
  Discontinued operations......       0.01      0.01         --        --         --        --         --         --
                                  --------   -------    -------   -------   --------   -------   --------   --------
Net income (loss) per
 common share (basic):..........  $  (1.16)  $ (0.07)   $  0.13   $  0.26   $  (0.41)  $  0.17   $   0.19   $   0.34
Number of shares used in
 computing net income (loss)
 per common share outstanding
 (000's)(basic)................     22,136    22,360     22,793    23,128     23,654    24,492     24,807     25,019
Net income (loss) per
 common share (diluted):
  Continuing operations........   $  (1.17)  $ (0.08)   $  0.11   $  0.23   $  (0.41)  $  0.16   $   0.18   $   0.32
  Discontinued operations......       0.01      0.01         --        --         --        --         --         --
                                  --------   -------    -------   -------   --------   -------   --------  ---------
Net income (loss) per
 common share (diluted)........   $  (1.16)  $ (0.07)   $  0.11   $  0.23   $  (0.41)  $  0.16   $   0.18   $   0.32
Number of shares used in
 computing net income
 (loss) per common
 share outstanding
 (000's)(diluted)..............     22,136    22,360     25,491    25,514     23,654    26,484     26,026     26,223

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (As a percentage of total net revenues)

                                                      1997                                  1998
                                  ---------------------------------------  ---------------------------------------
                                   Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31
                                  --------  --------  ---------  --------  --------  --------  ---------  --------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Net revenues:
 Product licenses...............     78.9%     79.4%      79.0%     82.9%     80.1%     77.2%      79.0%     82.8%
 Services.......................     21.1      20.6       21.0      17.1      19.9      22.8       21.0      17.2
                                  -------    ------      -----     -----    ------     -----      -----     -----
   Total net revenues...........    100.0     100.0      100.0     100.0     100.0     100.0      100.0     100.0

Cost of net revenues............      9.4       9.6        9.8       8.9      10.4      10.2       10.3       8.6
                                  -------    ------      -----     -----    ------     -----      -----     -----
Gross profit....................     90.6      90.4       90.2      91.1      89.6      89.8       89.7      91.4
                                  -------    ------      -----     -----    ------     -----      -----     -----
Operating expenses:
 Sales and marketing............     51.7      47.5       45.6      40.7      45.0      42.6       41.2      36.9
 Research and
   development..................     20.6      18.4       18.3      16.5      19.5      19.3       18.1      14.7
 General and
   administrative...............     12.2      11.5        9.9       7.9       7.3       6.4        6.6       5.7
 Non-recurring charges..........    200.2      41.0         --        --      85.7        --         --        --
                                  -------    ------      -----     -----    ------     -----      -----     -----
   Total operating
     expenses...................    284.7     118.4       73.8      65.1     157.5      68.3       65.9      57.3
                                  -------    ------      -----     -----    ------     -----      -----     -----
Income (loss) from
 continuing operations
   before royalty,
     interest and taxes.........   (194.1)    (28.0)      16.4      26.0     (67.9)     21.5       23.8      34.1
                                  -------    ------      -----     -----    ------     -----      -----     -----
Royalty income..................      4.8       5.5        4.3       3.1       2.8       2.5        1.6       1.0
Interest income.................      7.8       7.3        6.8       5.3       5.2       4.5        5.1       3.5
Gain on sale of marketable
   securities...................       --        --         --       7.5       1.9        --         --        --
Income tax benefit (provision)..     (7.0)      4.5      (10.4)    (16.2)     10.4     (10.1)     (10.7)    (13.9)
                                  -------    ------      -----     -----    ------     -----      -----     -----
Income (loss) from
   continuing operations........   (188.5)    (10.7)      17.1      25.7     (47.6)     18.4       19.8      24.7
Income from discontinued
   operations, net of tax.......      1.3       0.5         --        --        --        --         --        --
                                  -------    ------      -----     -----    ------     -----      -----     -----
Net income (loss)...............  (187.2)%   (10.2)%      17.1%     25.7%   (47.6)%     18.4%      19.8%     24.7%
                                  =======    ======      =====     =====    ======     =====      =====     =====

  The following table sets forth the cost of net revenues as a percentage of the related net revenues for the periods indicated.

                                            1997                                  1998
                           ---------------------------------------  --------------------------------------
                           Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31
                           --------  --------  ---------  --------  --------  --------  ---------  -------
Cost of product
 licenses.........             6.5%      6.1%      6.9%       5.7%      4.5%      6.0%      6.1%       4.9%
Cost of services..            20.1%     23.2%     20.7%      24.8%     34.1%     24.2%     26.2%      25.9%


     The Company has experienced significant quarterly fluctuations in its operating results and anticipates such fluctuations in the future. Revenues, operating income and net income have been significantly higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the accounting treatment of the AssureNet acquisition mitigated that historic trend. The Company believes that fourth quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of the Company's sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. The Company historically has recognized a substantial portion of its license revenues in the last month of each quarter, and often in the last week of each quarter, which makes it very difficult to gauge the level of license revenues that will be recognized during a quarter until after its conclusion. The company expects that this will continue for the foreseeable future.

Liquidity and Capital Resources

     At December 31, 1997 and 1998, the Company had $51.62 million and $79.97 million, respectively, in cash and cash equivalents. The Company had $40.88 million and $31.77 million in marketable securities at December 31, 1997 and 1998, respectively. The combined total of cash and cash equivalents and marketable securities at December 31, 1997 and 1998 were $92.50 million and $111.74 million, respectively.

     The Company financed its operations during 1997 and 1998 through cash flows from continuing operations. The Company's continuing operating activities provided net cash of $6.21 million, $12.52 million and $12.04 million in 1996, 1997 and 1998, respectively. Total cash provided by discontinued operations was $379,000 in 1996 and total cash used in discontinued operations was $412,000 and $141,000 in 1997 and 1998, respectively. Net cash provided by operating activities in 1998 consisted primarily of net income, increases in deferred revenue and income taxes payable and an offset by the growth in accounts receivable and other assets. In 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs, which were offset by growth in accounts receivables and other assets and increases in income taxes payable and deferred revenue. As a result of AXENT's and Raptor's initial public offerings in 1996, the Company received proceeds of approximately $65.63 million, net of approximately $5.11 million in underwriting discounts and $1.56 million in offering expenses. During 1996 the Company financed its operations through cash flows from continuing operations as well as $5.77 million through the issuance, by Raptor, of shares of Series C Convertible Preferred Stock, which automatically converted into another $1.00 million upon the closing of Raptor's initial public offering as consideration for warrants issued to Compaq Computer Corporation. The Company received $4.00 million from the exercise of the Compaq warrants in October 1996. Net cash provided by operating activities in 1996 consisted primarily of net income, increases in accounts payable and deferred revenue offset primarily by increases in accounts receivable and other assets.

     During 1997 and 1998, the Company had gains from the sale of MTI Technology Corporation ("MTI") shares of common stock. This stock was received from the exercise of stock warrants granted by MTI in connection with MTI's purchase of the Company's storage management business in 1994. The Company received proceeds of $1.74 million ($1.04 million, net of taxes) and $389,000 ($238,000, net of taxes) from the exercise of the MTI warrants in 1997 and 1998, respectively.

     The Company made capital expenditures of approximately $2.71 million and $5.86 million in 1997 and 1998, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. The Company had no material firm commitments for capital expenditures at December 31, 1998.

     During 1998, the Company's financial position was also affected by the following: 1) the Company had cash outlays of approximately $10.48 million for transaction costs associated with the acquisition of Raptor; 2) the Company received proceeds of $13.32 million from the issuance of common stock for stock option exercises and employee stock purchase plan; 3) the Company purchased $64.13 million of marketable securities; 4) the Company received $73.24 million from the maturity of short-term investments; and 5) the Company paid $124,000 for transaction expenses related to the SNCI business acquisition.

     The Company believes that its working capital at December 31, 1998 and cash generated from operations will be sufficient to meet its capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management does not believe that SOP 98-9 will have a material impact on the Company's results of operations or financial condition.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. Management does not believe that SOP 98-1 will have a material impact on the Company's results of operations or financial condition.

Certain Factors That May Affect Future Performance

Factors Affecting the Company's Business and Prospects

     Although the Company has experienced significant growth in revenues from its software products, the Company does not believe prior growth rates are necessarily indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its product development. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's relatively limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for the Company's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. The Company's future operating results also may be affected if it fails to recognize the anticipated benefits of its acquisitions on the timetable projected by the Company; those benefits include, among others, integration of product offerings and coordination of their sales, marketing and research and development teams without disruption or unanticipated expense. The Company's future results of operations may also be adversely affected if the anticipated integration of operations of acquired companies produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

     The market for the Company's software products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. As a result of increasing consolidation in the information security industry, the Company expects that it will become subject to increased competition, which may negatively impact existing collaborative, marketing, reselling, distribution or marketing agreements or relationships and thereby materially adversely affect the Company's financial condition and results of operations. Any material reduction in the price of the Company's software products would negatively affect gross margins and could materially adversely affect the Company's financial condition and results of operations.

     The licensing of many of the Company's software products generally involve significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the enterprise-wide licensing of the Company's security software products is typically long and subject to a number of significant risks over which the Company has little or no control and, as a result, may expend significant resources pursuing potential sales that will not be consummated.

Factors Affecting International Operations

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

Factors Affecting Marketable Securities

     The fair value of the Company's investments in marketable securities at December 31, 1998 was $31.8 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Response to this item is included in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Performance" above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  The information required by Item 10 is hereby incorporated by reference to the Definitive Proxy Statement of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 Page Number
                 -----------

(a)  Documents filed as part of the report:
     (1) Report of Independent Accountants.............................   25
         Consolidated Balance Sheets at December 31, 1997 and 1998.....   26
         Consolidated Statements of Operations for the years ended
          December 31, 1996, 1997 and 1998.............................   27
         Consolidated Statements of Stockholders' Equity for the years
          ended December 31, 1996, 1997 and 1998.......................   28
         Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1997 and 1998.............................   29
         Consolidated Statements of Comprehensive Income for the years
          ended December 31, 1996, 1997 and 1998.......................   30
         Notes to Consolidated Financial Statements....................   31
     (2)  Financial Statement Schedule.................................   49
     (3)  Exhibits

Exhibit Number                                                 Description
-----------------                                              -----------
  3.1    (1)        Amended and Restated Certificate of Incorporation of AXENT.
  3.2    (2)        Amended and Restated Bylaws of AXENT.
  4.1    (1)        Specimen stock certificate for shares of Common Stock of AXENT.
  10.1   (1)        AXENT's 1991 Amended and Restated Stock Option Plan.
  10.2   (3)        AXENT's 1996 Amended and Restated Stock Option Plan.
  10.3   (3)        AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
  10.8   (1)        Settlement Agreement effective as of September 13, 1991, by and among AXENT and the parties thereto.
  10.9   (1)        Form of Indemnification Agreement between AXENT and its directors and executive officers.
  10.11  (1)        Lease Agreement dated as of September 6, 1995, by and between
                    Research Grove Associates and AXENT.
  10.11A (7)        Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove Associates and AXENT.
  10.12  (1)        Lease of Real Property dated as of March 7, 1995, by and between
                    TNK Associates and AXENT.
  10.17  (4)        Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22,
                    1997.
  10.24  (1)        Agreement and Plan of Separation, effective as of December 31,
                    1995, between AXENT and Raxco Software, Inc.
  10.29  (3)        Amended Agreement and Plan of Merger among AXENT, Axquisition,
                    Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
  10.30  (5)        AXENT's 1998 Employee Stock Purchase Plan.
  10.31  (5)        AXENT's 1998 Incentive Stock Plan.
  10.32  (5)        AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
  10.33  (5)        Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and
                    Raptor Systems, Inc. dated as of December 1, 1997.
  10.34  (7)        AXENT's Executive Severance General Guidelines.
  10.35  (7)        Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
  10.36  (7)        Lease Agreement dated as of May 6, 1997 by and between CC&F Second
                    Avenue Trust and Raptor Systems, Inc.
  10.36A (7)        First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue Trust and Raptor Systems, Inc.
  11.1              Computation of Earnings (loss) per common share
  21.1*             Subsidiaries of the Registrant.
  23.1 *            Consent of PricewaterhouseCoopers LLP
  23.1A *           Consent of PricewaterhouseCoopers LLP on certain financial data schedules.
  24.1 *            Power of Attorney (included in signature pages)
  27.1              Financial Data Schedule
  27.2              Financial Data Schedule (1997 Restated)

  Schedule                 Description
  --------                 -----------

  II.   *    Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.


     (1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
     (2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.
     (3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
     (4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
     (5) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
     (6) Previously filed as an exhibit to AXENT's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-28100) and incorporated herein by reference.
     (7) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.
      *   Filed herewith.


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

(d) Financial Statement Schedule. The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AXENT Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of Axent Technologies, Inc. and its subsidiaries (the Company) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                       PRICEWATERHOUSECOOPERS LLP

Washington, D.C.
January 26, 1999

                            AXENT TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                   ASSETS                                           1997            1998
                                   ------                                      --------------  --------------
Current assets:
  Cash and cash equivalents..................................................   $ 51,618,000    $ 79,968,000
  Marketable securities......................................................     40,882,000      31,774,000
  Accounts receivable, net of allowance for doubtful accounts of $1,339,000
   and $1,586,000, respectively..............................................     18,223,000      28,300,000
  Other current assets.......................................................      4,337,000       4,220,000
                                                                                ------------    ------------
     Total current assets....................................................    115,060,000     144,262,000
                                                                                ------------    ------------
Property and equipment, net (note 4).........................................      4,263,000       7,446,000
Other assets.................................................................      5,458,000       9,555,000
                                                                                ------------    ------------
  Total assets...............................................................   $124,781,000    $161,263,000
                                                                                ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Accrued liabilities and accounts payable (notes 2 and 7)...................   $ 13,120,000    $ 15,642,000
  Deferred revenue...........................................................      7,396,000      11,184,000
                                                                                ------------    ------------
     Total current liabilities...............................................     20,516,000      26,826,000
                                                                                ------------    ------------
Commitments and contingencies (note 8)
Stockholders' equity: (notes 2, 9, and 10)
  Common stock, par value $0.02: 23,268,657 and 25,460,090 shares issued
   and outstanding, respectively.............................................        466,000         509,000
  Additional paid-in capital.................................................    137,636,000     160,008,000
  Accumulated deficit........................................................    (33,389,000)    (25,710,000)
  Unearned compensation......................................................       (363,000)             --
  Currency translation adjustments and other.................................        (85,000)       (370,000)
                                                                                ------------    ------------
     Total stockholders' equity..............................................    104,265,000     134,437,000
                                                                                ------------    ------------
  Total liabilities and stockholders' equity.................................   $124,781,000    $161,263,000
                                                                                ============    ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                 1996          1997           1998
                                                             ------------  -------------  -------------
Net revenues:
  Product licenses.........................................  $29,425,000   $ 56,114,000   $ 80,901,000
  Services.................................................    7,199,000     13,707,000     20,118,000
                                                             -----------   ------------   ------------
      Total net revenues...................................   36,624,000     69,821,000    101,019,000
Cost of net revenues.......................................    2,758,000      6,556,000      9,804,000
                                                             -----------   ------------   ------------
Gross profit...............................................   33,866,000     63,265,000     91,215,000
                                                             -----------   ------------   ------------
Operating expenses:
  Sales and marketing......................................   21,606,000     31,856,000     41,209,000
  Research and development.................................    8,111,000     12,677,000     17,710,000
  General and administrative...............................    4,704,000      7,030,000      6,445,000
  Non-recurring charges....................................           --     34,154,000     17,422,000
                                                             -----------   ------------   ------------
      Total operating expenses.............................   34,421,000     85,717,000     82,786,000
                                                             -----------   ------------   ------------
Income (loss) from continuing operations
 before royalty, interest and taxes........................     (555,000)   (22,452,000)     8,429,000
Royalty income.............................................    3,321,000      2,977,000      1,862,000
Interest income............................................    3,479,000      4,611,000      4,506,000
Gain on sale of marketable securities......................           --      1,738,000        389,000
Income tax (provision) (Note 11)...........................   (1,159,000)    (5,744,000)    (7,507,000)
                                                             -----------   ------------   ------------
Income (loss) from continuing
 operations................................................    5,086,000    (18,870,000)     7,679,000
Income from discontinued operations, net
 of  tax (Note 2)..........................................    2,395,000        255,000             --
                                                             -----------   ------------   ------------
Net income (loss)..........................................  $ 7,481,000   $(18,615,000)  $  7,679,000
                                                             ===========   ============   ============

Net income (loss) per common share (basic):
  Continuing operations....................................  $      0.27   $      (0.83)  $       0.31
  Discontinued operations..................................         0.13           0.01             --
                                                             -----------   ------------   ------------
Net income (loss)  per common share (basic)................  $      0.40   $      (0.82)  $       0.31
                                                             ===========   ============   ============
Number of  shares used in computing net income (loss) per
 common share outstanding (basic)..........................   18,551,000     22,638,000     24,501,000
                                                             ===========   ============   ============
Net income (loss) per common share (diluted):
  Continuing operations....................................  $      0.24   $      (0.83)  $       0.30
  Discontinued operations..................................         0.11           0.01             --
                                                             -----------   ------------   ------------
Net income (loss)  per common share (diluted)..............  $      0.35   $      (0.82)  $       0.30
                                                             ===========   ============   ============
Number of  shares used in computing net income (loss) per
 common share outstanding (diluted)........................   21,575,000     22,638,000     25,990,000
                                                             ===========   ============   ============

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                             Additional
                                          Common Stock         Paid-In    Comprehensive    Unearned      Accumulated
                                      --------------------                    Income
                                        Shares     Amount      Capital       & Other     Compensation      Deficit         Total
                                      ----------  --------  -------------  ------------  -------------  -------------  ------------
BALANCE, DECEMBER 31,
 1995................................  9,913,280  $198,000  $ 21,710,000   $   (39,000)  $ (1,113,000)  $(22,255,000)  $ (1,499,000)
Net income...........................         --        --            --            --             --      7,481,000      7,481,000
Issuance/exercise of stock warrants..    290,909     6,000     4,994,000            --             --             --      5,000,000
Issuance of common stock,
 net of costs of $1,560,000..........  4,688,404    94,000    75,541,000            --             --             --     75,635,000
Stock options exercised..............    529,484    11,000       512,000            --             --             --        523,000
Conversion of preferred stock........  5,190,010   103,000     5,666,000            --             --             --      5,769,000
Tax benefit related to
 employee stock options..............         --        --       397,000            --             --             --        397,000
Amortization of unearned
 compensation........................         --        --            --            --        300,000             --        300,000
Foreign currency translation loss....         --        --            --       (30,000)            --             --        (30,000)
                                      ----------  --------  ------------   -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31,
 1996................................ 20,612,087   412,000   108,820,000       (69,000)      (813,000)   (14,774,000)    93,576,000
Net loss.............................         --        --            --            --             --    (18,615,000)   (18,615,000)
AssureNet acquisition................  1,550,000    31,000    23,046,000            --             --             --     23,077,000
Issuance of common stock.............     30,350     1,000       432,000            --             --             --        433,000
Stock options exercised..............  1,076,220    22,000     2,285,000            --             --             --      2,307,000
Tax benefit related to
 employee stock options..............         --        --     3,053,000            --             --             --      3,053,000
Unrealized gain on marketable
 securities, net of tax provision
 of $159,000.........................         --        --            --       238,000             --             --        238,000
Amortization of unearned
 compensation........................         --        --            --            --        450,000             --        450,000
Foreign currency translation loss....         --        --            --      (254,000)            --             --       (254,000)
                                      ----------  --------  ------------   -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31,
    1997............................. 23,268,657   466,000   137,636,000       (85,000)      (363,000)   (33,389,000)   104,265,000
Net income...........................         --        --            --            --             --      7,679,000      7,679,000
Secure Network Consulting, Inc.
 acquisition.........................     85,000     2,000     1,548,000            --             --             --      1,550,000
Issuance of stock under stock
 option and employee stock
 purchase plans......................  2,106,433    41,000    13,277,000            --             --             --     13,318,000
Tax benefit related to
 employee stock options..............         --        --     7,547,000            --             --             --      7,547,000
Gain on the sale of marketable
 securities, net of tax provision....         --        --            --      (238,000)            --             --       (238,000)
Amortization of unearned
 compensation........................         --        --            --            --        363,000             --        363,000
Foreign currency translation
 loss and other......................         --        --            --       (47,000)            --             --        (47,000)
                                      ----------  --------  ------------   -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31,
    1998............................. 25,460,090  $509,000  $160,008,000     $(370,000)   $        --   $(25,710,000)  $134,437,000
                                      ==========  ========  ============   ===========   ============   ============   ============

          The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------------------
                                                                                            1996            1997           1998
                                                                                        -------------  --------------  -------------
Cash flows from operating activities:
 Income (loss) from continuing operations.............................................  $  5,086,000   $ (18,870,000)  $  7,679,000
Adjustments to reconcile income (loss) to net cash provided by operating activities:
 Depreciation and amortization........................................................     1,179,000       2,463,000      2,920,000
 Write-off of in process research and development.....................................            --      34,154,000             --
 Provision for losses on accounts receivable..........................................       467,000         794,000      1,121,000
 Compensation expense on equity issuances.............................................       300,000         449,000        363,000
 Deferred income taxes................................................................      (400,000)      1,219,000       (680,000)
 Accretion of discount on marketable securities.......................................            --        (347,000)      (241,000)
 Gain on sale of marketable securities................................................            --      (1,738,000)      (389,000)
Change in assets and liabilities
 (Increase) in accounts receivable....................................................    (2,773,000)     (8,722,000)   (11,112,000)
 (Increase) in other assets...........................................................    (1,591,000)     (2,361,000)    (1,199,000)
 Increase (decrease) in accrued liabilities and accounts payable......................     2,674,000        (267,000)     2,643,000
 Increase (decrease) in income taxes payable..........................................      (397,000)      3,791,000      7,149,000
 Increase in deferred revenue.........................................................     1,662,000       1,952,000      3,788,000
                                                                                        ------------   -------------   ------------
    Net cash provided by operating activities.........................................     6,207,000      12,517,000     12,042,000
    Net cash provided by (used in) discontinued operating activities (note 2).........       379,000        (412,000)      (141,000)
                                                                                        ------------   -------------   ------------
 Net cash provided by operating activities............................................     6,586,000      12,105,000     11,901,000
                                                                                        ------------   -------------   ------------
Cash flows from investing activities:
 Capital expenditures.................................................................    (2,168,000)     (2,712,000)    (5,863,000)
 Sale of property, plant, and equipment...............................................            --          41,000             --
 Proceeds from sale of Helpdesk business..............................................       300,000              --             --
 Maturity of marketable securities (note 13)..........................................            --      18,629,000     73,242,000
 Purchases of marketable securities (note 13).........................................   (34,026,000)    (24,742,000)   (64,131,000)
 Proceeds from sale of marketable securities (note 13)................................            --       1,738,000        389,000
 Equity investment in common stock....................................................    (4,036,000)        (54,000)      (150,000)
 Payments for corporate acquisition (note 3)..........................................      (854,000)    (10,434,000)      (124,000)
                                                                                        ------------   -------------   ------------
    Net cash provided by (used in) investing activities...............................   (40,784,000)    (17,534,000)     3,363,000
    Net cash provided by discontinued investing activities (note 2)...................       860,000         645,000             --
                                                                                        ------------   -------------   ------------
  Net cash provided by (used in) investing activities.................................   (39,924,000)    (16,889,000)     3,363,000
                                                                                        ------------   -------------   ------------
Cash flows from financing activities:
 Proceeds from initial public offering of common
  stock (net of costs of $1,560,000)..................................................    65,633,000              --             --
 Proceeds from line of credit draws...................................................            --         490,000             --
 Principal payments on line of credit.................................................            --      (1,402,000)            --
 Proceeds from exercise of stock warrants.............................................     4,000,000              --             --
 Proceeds from the issuance of stock warrants.........................................     1,000,000              --             --
 Net proceeds from issuance of preferred stock........................................     5,770,000              --             --
 Proceeds from bank debt..............................................................      (935,000)             --             --
 Proceeds from issuance of common stock...............................................     4,755,000       2,740,000     13,318,000
                                                                                        ------------   -------------   ------------
     Net cash provided by financing activities........................................    80,223,000       1,828,000     13,318,000
                                                                                        ------------   -------------   ------------
Effect of exchange rate changes on cash...............................................       (30,000)       (254,000)      (232,000)
                                                                                        ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents..................................    46,855,000      (3,210,000)    28,350,000
Cash and cash equivalents, beginning of period........................................     7,973,000      54,828,000     51,618,000
                                                                                        ------------   -------------   ------------
Cash and cash equivalents, end of period..............................................  $ 54,828,000   $  51,618,000   $ 79,968,000
                                                                                        ============   =============   ============

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                                 Year ended December 31,
                                                              -------------------------------------------------------------
                                                                    1996                  1997                   1998
                                                              ----------------      -----------------      ----------------
   Net income (loss)                                              $7,481,000            $(18,615,000)          $7,679,000
   Other comprehensive income (loss)
       Recognition of unrealized gain on marketable
           securities                                                     --                 238,000                   --
       Realization of gain on marketable securities                       --                      --             (238,000)
      Currency translation effects                                   (30,000)               (254,000)            (232,000)
                                                                 -----------            ------------           ----------
   Comprehensive income (loss)                                    $7,451,000            $(18,631,000)          $7,209,000
                                                                 ===========            =============          ==========

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                            AXENT TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     AXENT Technologies, Inc. ("AXENT") and its subsidiaries (collectively, the "Company") develop, market, license and support enterprise-wide information security solutions for client/server computing environments and provide related services.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which could differ from actual results. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for these financial statements.

Consolidation

     The accompanying consolidated financial statements include the accounts of AXENT Technologies, Inc. and its wholly-owned subsidiaries, including AXENT Technologies Limited, AXENT BV, Raptor Systems, Inc. ("Raptor") and its subsidiaries, AssureNet Pathways, Inc. ("AssureNet") and its subsidiary, Secure Network Consulting, Inc. ("SNCI") and Datamedia Corporation. All significant intercompany transactions have been eliminated.

Revenue Recognition

     The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the rights to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements or understandings. The Company generally ships its software on a trial basis and recognizes revenue when the customer becomes contractually obligated to pay for the product. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from the customer. The Company's revenue recognition policies are in conformity with the Statement of Position 97-2, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants.

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

Net income per common share

      During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128 ("SFAS No. 128"), "Earnings per Share," to calculate net income per share. Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net income as reported is available to common stockholders and is not adjusted for basic or diluted earnings per share. Dilutive securities consist entirely of options to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Earnings per share for all other periods presented have been restated to conform to SFAS No. 128.

     The following table reconciles the weighted average number of common shares during each period for basic earnings per share with the comparable amount for diluted earnings per share.

(amounts in thousands)                           1996    1997     1998
--------------------------------------------    ------  ------  -------
Weighted average shares outstanding--(basic)    18,551  22,638   24,501
Stock options                                    3,024      --    1,489
                                                ------  ------   ------
Weighted average shares outstanding--(diluted)  21,575  22,638   25,990
                                                ======  ======   ======

Purchased Software

      Purchased software is recorded at the lower of cost or net realizable value and is included in other assets. Amortization is calculated on a straight-line basis over the estimated lives of the software products, generally three years. Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $57,000, $432,000 and $337,000, respectively. Purchased software, included in other assets, is as follows:


                                       December 31,
                                 ------------------------
                                    1997         1998
                                 -----------  -----------
     Purchased software........  $1,192,000   $1,223,000
     Accumulated amortization..    (534,000)    (871,000)
                                 ----------   ----------
     Purchased software, net...  $  658,000   $  352,000
                                 ==========   ==========

      In 1996, the Company entered into an agreement with an unrelated third party to pay up to $1,500,000 for a nonexclusive license to the source code of certain security technology. Pursuant to this agreement, the Company paid the third party a $500,000 acquisition fee upon acceptance of the source code, plus a non-refundable royalty prepayment of $400,000. Amortization expense was zero, $167,000 and $167,000 for 1996, 1997 and 1998, respectively, and is included in the schedule above.

     As a result of the AssureNet purchase in 1997, the Company acquired $1,455,000 of purchased software. Due to AssureNet's history of net operating losses, a full valuation allowance was recorded against AssureNet's deferred tax assets. A tax benefit in the amount of $890,000 and $0 was recognized in 1997 and 1998, respectively, due to the utilization of AssureNet's deferred tax assets and the reduction of the related valuation allowance. In accordance with SFAS No. 109, the benefit was recorded as a reduction in the book value of the intangible assets. Accordingly, the basis of the purchased software was reduced by $890,000 during 1997. Amortization expense for the year ended December 31, 1997 and 1998 related to this software was $265,000 and $150,000, respectively and is included in the schedule above.

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

Foreign Currency Translation

      The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the month the transactions occur. Transaction gains and losses are included as an adjustment to stockholders' equity. Net transaction gains (losses) for the years ended December 31, 1996, 1997 and 1998 were ($22,839), $6,588 and ($9,665) respectively, and are included in the income (loss) from continuing operations.

Cash and Cash Equivalents

      Cash and cash equivalents consist of time and demand deposits, money market accounts, and government securities and short-term repurchase agreements, which have original maturity dates of three months or less. As of December 31, 1997 and 1998, the Company had experienced no losses on these investments.

Marketable Securities

     The Company accounts for its marketable securities under the Financial Accounting Standards Board Statement No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". Securities purchased in 1997 and 1998 were classified as either "available-for-sale" or "held-to-maturity". All "available-for-sale" and "held to maturity" securities are carried at aggregate fair value and amortized cost, respectively. As of December 31, 1997 and 1998, the Company's "held-to-maturity" securities were valued at $15.10 and $31.80 million, respectively, and its "available-for-sale" securities were valued at $25.80 million and $800,000, respectively. The Company's marketable securities consist primarily of certificates of deposit and government securities, all with maturities of one year or less. Gains and losses are determined based on the specific identification method. During 1997 and 1998, the Company did not realize significant gains or losses on marketable securities.

     As part of the consideration for the sale of its storage management products effective as of December 31, 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI Technology Corporation ("MTI"). On October 15, 1997, the Company exchanged its warrant for 161,830 shares of MTI common stock. These shares were considered to be available-for-sale as of the exchange of the warrant. During 1997, the Company received proceeds of $1.74 million ($1.04 million, net of taxes) from the sale of 131,380 shares of MTI common stock. Based upon the closing price of $13.25 on December 31, 1997, the market value of the remaining 30,000 unsold shares of MTI common stock was $398,000. During 1998, AXENT sold the remaining 30,000 shares of MTI common stock and received proceeds of $389,000 ($238,000, net of taxes) on the sale.


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

     There were no customers that accounted for more than 10% of revenue in 1997 and 1998. One customer accounted for 13% of revenue in 1996.

Recent Accounting Pronouncements

     In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management does not believe that SOP 98-9 will have a material impact on the Company's results of operations or financial condition.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. Management does not believe that SOP 98-1 will have a material impact on the Company's results of operations or financial condition.

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

      In connection with the Spin-off, the Company and Raxco entered into an Exclusive Distributor License Agreement, an Administrative Services Agreement and a Line of Credit Loan Agreement. Pursuant to the Exclusive Distributor License Agreement, Raxco distributed the Company's OpenVMS utility software products and paid the Company a royalty. The Company accounted for royalties as non-operating income from continuing operations. Pursuant to the Administrative Services Agreement, which was terminated in 1998, Raxco will pay the Company the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. Pursuant to the Line of Credit Agreement, the Company provided a line of credit to Raxco of up to $750,000 for general working capital needs for a period of 12 months. The Line of Credit Loan Agreement expired at December 31, 1996.

      For the periods ended December 31, 1997 and 1998, the Company recorded royalty income of $2.98 million and $1.86 million, respectively, under the Exclusive Distributor License Agreement and recorded $570,000 and $0, respectively, as an offset to general and administrative expenses related to the Administrative Services Agreement.

      For the periods ended 1997 and 1998, Raxco reported to the Company gross revenues of approximately $11.7 million (unaudited) and $7.5 million (unaudited), respectively, which included approximately $9.9 million (unaudited) and $6.2 million (unaudited) of revenues from licensing of the Company's OpenVMS utility products and a net loss of $618,000 (unaudited) and $642,000 (unaudited) for the years ended December 31, 1997 and 1998, respectively. As of December 31, 1997 and 1998, Raxco owed the Company $726,000 and $1.92 million, respectively, which is included in other assets related to royalties under the Exclusive Distributor License Agreement.

      During 1996, one of the Company's foreign subsidiaries distributed the Company's OpenVMS utility software products licensed to Raxco pursuant to the Exclusive Distributor License Agreement, in order to ensure a smooth transition of the operations and customer base to Raxco. Included in the Company's results from discontinued operations are revenues of $932,000 and expenses of $349,000 related to this understanding. This arrangement was terminated in December 1996.

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

      On December 31, 1994, the Company sold its storage management products for approximately $1.0 million in cash, $2.5 million in notes receivable and the assumption of $1.5 million in certain liabilities, primarily related to customer support obligations for the storage management products. In addition, the purchaser assumed ongoing facility lease obligations of approximately $887,000, and personnel obligations associated with approximately 28 employees. The Company also received a warrant to purchase 250,000 shares of the purchaser's common stock. The notes receivable have a stated interest rate of 8.5% and are due quarterly over a two and one-half year period. Of the notes receivable, $350,000 was contingent on the purchasers' successful completion of future software deliverables to a specific customer. This transaction resulted in a pre-tax gain of approximately $4.8 million ($4.3 million after tax), net of costs incurred in connection with the sale. The Company recognized $2.3 million of the gain in 1994 and deferred $2.5 million. The deferred gain was recognized as the payments on the notes were received, which approximated the potential exposure and time frame of certain contractual indemnification provisions provided by the Company to the purchaser for third party claims related to product ownership and performance prior to the sale or other related liabilities incurred by the Company. The Company recognized $860,000 and $430,000 of the gain in 1996 and 1997, respectively.

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

The following table summarizes the results of Discontinued Operations for the divested operations for the years ended December 31, 1996, 1997 and 1998.

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                    1996            1997            1998
                                                   -----------   -----------   -------------
Net revenues:
 Open VMS utility................................   $  932,000    $ 103,000     $        --
 Storage management..............................           --           --              --
 Helpdesk........................................           --           --              --
                                                   -----------   -----------   -------------
  Total net revenues.............................      932,000      103,000              --
Cost of net revenues.............................       81,000           --              --
                                                   -----------   -----------   -------------
Gross profit.....................................      851,000      103,000              --
                                                   -----------   -----------   -------------
Operating expenses:
  Sales and marketing............................      165,000       97,000              --
  Research and development.......................           --           --              --
  General and administrative.....................      103,000           --              --
                                                   -----------   -----------   -------------
    Total operating expenses.....................      268,000       97,000              --
                                                   -----------   -----------   -------------
Income from operations...........................      583,000        6,000              --
Non-operating income.............................    1,737,000        9,000              --
Gain on sale of storage management products......      860,000      430,000              --
Interest income, net.............................       19,000       14,000              --
                                                   -----------   ----------    -------------
Income before income taxes.......................    3,199,000     459,000               --
Provision for income taxes.......................     (804,000)   (204,000)              --
                                                   -----------   ----------    -------------
Income from discontinued operations, net of tax..   $2,395,000   $ 255,000    $          --
                                                   ===========   ==========   ==============

     The following table summarizes the identifiable net assets and liabilities related to the Discontinued Operations included in the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1998. Pursuant to the terms of the Spin-off, the Company retained and has remaining the following identifiable assets and liabilities of the Discontinued Operations at December 31, 1997 and 1998, respectively. The net identifiable liabilities have been included in accrued liabilities and accounts payable as of December 31, 1997 and 1998.

                                                December 31,
                                             ------------------
                                                1997      1998
                                             -----------  --------
Accounts receivable........................   $       -   $     -
Notes receivable...........................           -         -
Other current assets.......................           -         -
                                             ----------   -------
    Total assets...........................   $       -   $     -
                                             ----------   -------
Accrued liabilities and accounts payable...   $(141,000)  $     -
Deferred gain..............................           -         -
Deferred revenue...........................           -         -
                                              ---------   -------
    Total liabilities......................   $(141,000)  $     -
                                              ---------   -------
Net identifiable liabilities...............   $(141,000)  $     -
                                              =========   =======

  The following table summarizes the Statement of Cash Flows related to the Discontinued Operations included in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1997 and 1998.


                                                                     1996         1997        1998
                                                                 ------------  ----------  ----------
Cash flows from discontinued operating activities:
    Income from discontinued operations........................  $ 2,395,000   $ 255,000   $      --
Adjustments to reconcile income to net cash provided by
 operating activities:
  Depreciation and amortization................................           --          --          --
  Gain on sale of storage management products..................     (860,000)   (430,000)         --
  Provision for income taxes...................................           --          --          --
  Decrease in accounts receivable..............................    2,949,000     109,000          --
  Decrease in decrease in other assets.........................      126,000      55,000          --
  Decrease in accrued liabilities and accounts payable.........     (706,000)   (215,000)   (141,000)
  (Decrease) in deferred revenue...............................   (3,544,000)   (200,000)         --
  (Increase) decrease in interest accrued on note receivable...       19,000      14,000          --
                                                                 -----------   ---------   ---------
Net cash provided by operating activities......................  $   379,000   $(412,000)  $(141,000)
                                                                 ===========   =========   =========
Cash flows from discontinued operations investing activities:
  Proceeds from sale of storage management products............  $   860,000   $ 645,000   $      --
  Capital expenditures.........................................           --          --          --
                                                                 -----------   ---------   ---------
Net cash provided by investing activities                        $   860,000   $ 645,000   $      --
                                                                 ===========   =========   =========


NOTE 3. ACQUISITIONS

     On July 21, 1998, the Company completed the acquisition of Secure
Network Consulting, Inc. ("SNCI") a privately held information security consulting firm. In conjunction with the acquisition, the Company issued 85,000 shares of common stock to SNCI's stockholders. The transaction was accounted for using the purchase method of accounting. The purchase price, including transactions costs, was $2.3 million. This amount exceeded the fair value of assets acquired by approximately $2.1 million, which is being treated as goodwill and amortized, on a straight-line basis, over seven years and is included in other assets. The operating results of SNCI have been included in the Consolidated Statement of Operations since July 21, 1998. The effect of this acquisition does not have a material impact upon the financial results of the Company.

     On February 5, 1998, the Company completed the acquisition of Raptor under a definitive merger agreement dated December 1, 1997. Under terms of the merger agreement, the Company offered 0.80 shares of its common stock for each outstanding share of Raptor's common stock and agreed to exchange stock options for all Raptor Stock options outstanding immediately prior to consummation of the merger. Based upon 13,690,521 shares of Raptor common stock, and stock options covering a total of 2,158,127 shares of Raptor common stock, that were outstanding immediately before the effective time of the merger, the Company issued approximately 10,952,380 shares of its common stock and exchanged stock options covering a total of 1,725,988 shares of the Company's common stock as a result of the merger. In connection with the merger, during 1998 the Company recorded a non-recurring charge of $17.42 million associated with investment banking, legal and accounting fees, severance and costs associated with eliminating duplicative operations. The remaining merger accrual as of December 31, 1998 of approximately $350,000 was fully utilized during March 1999. The merger between the Company and Raptor has been accounted for as a "pooling-of-interests", and accordingly, historical financial data has been restated to include Raptor. The following data summarizes the results of operations of the Company and Raptor on a stand-alone basis for the years ended December 31, 1996 and 1997:

                                                         AXENT
                                                ---------------------------
                                                   1996          1997
                                                -----------  -------------
Net revenues..................................  $22,097,000  $ 41,661,000
Net income (loss) from continuing operations..    3,285,000   (19,696,000)
Net income from discontinued operations.......    2,395,000       255,000




                                                          Raptor
                                                -------------------------
                                                    1996         1997
                                                -----------  ------------
Net revenues..................................  $14,527,000  $ 28,160,000
Net income (loss) from continuing operations..    1,801,000       826,000
Net income from discontinued operations.......           --            --

     Before the combination, there were no intercompany transactions between the Company and Raptor. In addition, no adjustments were required to adopt consistent accounting practices. Certain reclassifications were recorded to the Raptor financial statements to conform to the Company's presentation.

     On March 25, 1997, the Company exchanged 1,550,000 shares of its common stock for all the outstanding stock and options of AssureNet Pathways, Inc. ("AssureNet") in a transaction valued at $32.0 million, which was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to the net assets acquired, based on their fair market value. The fair market value of the tangible assets acquired was approximately $2.9 million, and purchased software was valued at approximately $1.5 million. The remaining $27.6 million of the purchase price was allocated to in-process research and development based on the determination of the products' net present value using a discounted cash flow model. These products had not reached technological feasibility and had no probable future uses, and therefore were expensed at the date of the acquisition. The operating results of AssureNet have been included in the Consolidated Statement of Operations since January 7, 1997.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of AssureNet had occurred at the beginning of 1996 and assuming the hardware resale business had been discontinued as of the beginning of 1996. The pro forma information is presented for information purposes only and is not indicative of what would have occurred if the acquisition had actually been made as of the beginning of 1996. In addition, the pro forma information is not intended to be a projection of future results and does not reflect synergies expected to result from the integration of AssureNet and the Company.


Pro Forma Information (Unaudited):                         Year Ended
                                                        December 31, 1996
                                                        -----------------
Net revenues.........................................      $40,417,000
Net income from continuing
     operations......................................      $ 3,610,000
Net income per common share
     from continuing operations (basic)..............      $      0.39
Net income per common share
     from continuing operations (diluted)............      $      0.34

     On May 9, 1997, Raptor acquired a perpetual license, concerning certain products, from Open Market, Inc., of Cambridge, Massachusetts. In association with this transaction, the Company incurred a one-time charge for the write-off of purchased in-process technology of $6.52 million ($4.24 million, net of tax).

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                         December 31,
                                                  --------------------------
                                                      1997          1998
                                                  ------------  ------------
Leasehold improvements..........................  $   557,000   $ 1,371,000
Computer equipment..............................    7,055,000     8,534,000
Furniture and fixtures..........................    1,054,000     3,545,000
                                                  -----------   -----------
                                                    8,666,000    13,450,000
Less accumulated depreciation and amortization..   (4,403,000)   (6,004,000)
                                                  -----------   -----------
Property and equipment, net.....................  $ 4,263,000   $ 7,446,000
                                                  ===========   ===========

     Property and equipment are stated at cost. Depreciation and amortization are calculated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation expense amounted to approximately $1,071,000, $2,032,000 and $2,463,000 for 1996, 1997 and 1998,
respectively. The principal estimated useful lives range from three to five years for computer equipment and seven to ten years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic useful life or the terms of the respective lease.

NOTE 5. LONG-TERM DEBT

     In January 1997, AssureNet entered into an agreement with a bank for a $2,500,000 revolving line of credit facility ("Line of Credit") and a $750,000 non-revolving equipment line ("Equipment Line"). In 1997, the Company paid all amounts outstanding under the Line of Credit and the Equipment Line.

     Total interest expense for 1996 was $51,000 and zero for both 1997 and 1998. Interest expense in 1996 related solely to the imputed interest on the notes payable to former Datamedia stockholders.

NOTE 6.  DEVELOPER ROYALTIES

     In 1996, the Company entered into an agreement with an unrelated third party to purchase a nonexclusive license to the source code of a certain technology. The Company paid a $400,000 non-refundable pre-payment against future royalties. The Company may be required to pay up to an additional $600,000 in royalties based on a percentage of the revenues derived from the source code license over a three-year period. The Company incurred royalties of zero, $91,000 and $100,000 in 1996, 1997 and 1998, respectively.


NOTE 7.  ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

      Accrued liabilities and accounts payable consist of the following:

                                             December 31,
                                        ------------------------
                                           1997          1998
                                        -----------  -----------
Accounts payable, accrued expenses....  $ 8,672,000  $ 7,860,000
Accrued payroll, bonus and vacation...    2,695,000    5,285,000
Accrued royalties and commissions.....    1,753,000    2,497,000
                                        -----------  -----------
                                        $13,120,000  $15,642,000
                                        ===========  ===========

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space under operating leases expiring through 2007. A majority of the leases contain escalation clauses tied to Consumer Price Index changes, which provide for increases in base rental to recover increases in future operating costs. The future minimum rental payments shown below include base rentals, exclusive of any future escalation. Rent expense is recognized ratably over the period of occupancy for these leases. Rent expense amounted to approximately $1,371,000, $2,045,000 and $2,695,000 for 1996, 1997
and 1998, respectively.

     The future minimum payments under non-cancelable lease agreements as of December 31, 1998 are as follows:

Year Ending December 31,
 1999..................... $ 3,685,000
 2000.....................   3,691,000
 2001.....................   3,434,000
 2002.....................   3,406,000
 2003.....................   3,291,000
 Thereafter...............   3,496,000
                           -----------
                           $21,003,000
                           ===========

     The Company currently subleases two office spaces. Future income expected to be recognized is approximately $143,000, $123,000, $42,000, $35,000,
$35,000 and $132,000 for 1999, 2000, 2001, 2002, 2003 and years thereafter, respectively. Total sublease rental income was approximately $246,000 in 1998.

Legal Proceedings

      The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position or results of operations of the Company.

NOTE 9.  COMMON STOCK

     All share and per share data has been adjusted to reflect the following actions by Raptor: 1) a two hundred fifty-for-one stock split of Raptor's common stock and redeemable convertible preferred stock approved in February 1995 and effected as a stock dividend; 2) a three-for-one split of Raptor's common stock approved in December 1995 and effected as a stock dividend; and 3) the combination with the Company consummated in February 1998.

     In November 1995, Raptor sold 75,000 shares of restricted common stock to its non-employee directors for a total of $37,500 and recorded unearned compensation of $150,000, which was amortized over the four-year vesting period. All restrictions on transfer and rights of the Company to repurchase unvested shares lapsed upon consummation of the combination of the Company and Raptor.

     In January 1996, the Company's Board of Directors adopted an amended and restated Certificate of Incorporation which increased the authorized capitalization of the Company to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. The par value of each class of stock remained at $0.02 per share. During 1996, warrants to purchase 30,000 shares were exercised.

     In February 1996, Raptor filed a registration statement with the Securities and Exchange Commission and sold 3,000,000 shares of its common stock to the public. Raptor received proceeds from the offering of approximately $40.55 million, net of approximately $3.15 million and $600,000 in underwriting fees and offering expenses, respectively.

     In April 1996, the Company filed a registration statement with the Securities and Exchange Commission and sold 2,000,000 shares of its common stock to the public. Under the registration statement, certain non-officer stockholders of the Company also sold 990,000 shares to the public, which included 390,000 shares to cover over-allotments. AXENT received proceeds from its initial public offering of approximately $25.08 million, net of approximately $1.96 million and $960,000 in underwriting fees and offering expenses, respectively. The Company received no proceeds from the sale of shares by selling stockholders in its initial public offering.

     In March 1997, the Company completed the acquisition of AssureNet. The Company issued 1,550,000 shares of its common stock to AssureNet securityholders and assumed stock options and warrants to acquire up to 54,977 shares of the Company's common stock.

     In February 1998, the Company completed the acquisition of Raptor. The Company issued approximately 10,952,380 shares of its common stock to Raptor securityholders and exchanged stock options covering a total of 1,725,988 shares of the Company's common stock as a result of the merger.

     In July 1998, the Company completed the acquisition of SNCI. The Company issued approximately 85,000 shares of its common stock to SNCI's stockholders.

NOTE 10.   STOCK OPTION PLANS

     The Company has adopted certain fixed stock option plans. In connection with the combination of the Company and Raptor, the Company adopted the Exchange Option Plan for Optionees of Raptor. Based upon the number of stock options outstanding under Raptor's 1995 Stock Option and Grant Plan immediately before the effective time of the merger the Company exchanged stock options covering a total of 1,725,988 shares of its common stock for stock options covering a total of 2,158,127 shares of Raptor common stock as a result of the merger.

     At the Company's Special Stockholders Meeting on February 5, 1998, stockholders approved the 1998 Incentive Stock Plan (the "Employee Plan"). The Employee Plan, together with other stock option plans, provides for a total of 7,166,297 shares of common stock to be issued. The Employee Plan and other plans provide for grants to employees, consultants, directors and advisors. Of the authorized shares under the Employee Plan and other plans, at December 31, 1998, options for 2,802,984 shares were outstanding; 2,898,045 shares had been issued; and 1,465,268 shares were available for future grants. The 1996 Directors' Stock Option Plan (the "Director Plan") allows for the granting of up to 200,000 options to directors of the Company who are not employees of the Company. Of the authorized shares under the Director Plan, at December 31, 1998, options for 59,000 shares were outstanding, 12,000 shares had been issued, and 129,000 shares were available for future grants. The exercise price of each option equals the market price of the Company's stock as determined on the date of grant and the option's maximum term ranges from seven to ten years. Options are granted throughout the year and vest over a period of four to five years, except the options granted under the Director Plan which vest over a period of one to three years. During 1997, the Company exchanged 264,400 options with exercise prices between $14.00 and $15.00 per share, for options with an exercise price of $11.125 per share, which was the fair market value of the Company's common stock on the date of the exchange.

Stock option activity for 1996, 1997 and 1998 is summarized as follows:

                                          Number                  Weighted Average
                                       Of Options   Price Range    Exercise Price
                                       -----------  ------------  ----------------
     Outstanding, December 31, 1995..   3,153,953   $ 0.07- 4.00       $ 1.04
     Granted.........................     980,160    1.25- 37.66        18.19
     Exercised.......................    (499,484)   0.07- 22.19         0.96
     Canceled........................    (142,552)   0.07- 37.66        10.83
                                       ----------   ------------       ------
     Outstanding, December 31, 1996..   3,492,077    0.07- 37.66       $ 5.46
                                       ----------   ------------       ------
     Granted.........................   2,441,476    11.13-25.16        14.12
     Exercised.......................  (1,076,220)    0.07-17.19         2.15
     Canceled........................  (1,066,887)    0.07-37.66        17.52
                                       ----------   ------------       ------
     Outstanding, December 31, 1997..   3,790,446     0.07-25.16       $ 8.76
                                       ----------   ------------       ------
     Granted.........................   1,629,500    14.38-25.50        18.37
     Exercised.......................  (2,093,225)    0.07-23.50         6.33
     Canceled........................    (464,737)    0.07-25.47        15.05
                                       ----------   ------------       ------
     Outstanding, December 31, 1998..   2,861,984   $ 0.07-25.50       $15.13
                                       ==========   ============       ======

     Stock options for 1,216,794, 813,474 and 795,036 shares were vested and exercisable as of December 31, 1996, 1997 and 1998, respectively. The weighted average fair value of options granted during 1996, 1997 and 1998 were $5.56, $8.39 and $12.57, respectively. The weighted average fair value of options vested and exercisable as of December 31, 1996, 1997 and 1998, were $2.72, $6.75 and $13.01, respectively.

      The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                            Options Outstanding                 Options Exercisable
                                            -------------------                 -------------------
                                               Weighted-Avg.
                            Number Shares        Remaining                         Number Shares
                            Outstanding At      Contractual      Weighted-Avg.    Exercisable At     Weighted-Avg.
Range Of Exercise Prices      12/31/98             Life           Exer. Price        12/31/98         Exer. Price
------------------------    --------------  -------------------  -------------  -----------------    -------------
$ 0.07 to  4.00                    127,371           5.75 years         $ 0.97               91,504         $ 0.65
$10.00 to 14.63                  1,181,691                 5.53          11.94              378,592          11.53
$15.38 to 19.25                  1,229,921                 8.18          17.71              272,338          17.49
$20.00 to 25.50                    323,001                 8.09          22.56               52,602          22.01
                                 ---------                 ----         ------             --------         ------
                                 2,861,984           6.97 years         $15.13              795,036         $13.01
                                 =========                 ====         ======             ========         ======

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

                                             1996         1997           1998
                                          ----------  -------------  -------------
     Net income (loss)
       As reported                        $7,481,000  $(18,615,000)  $  7,679,000
       Pro forma                          $3,231,000  $(27,713,000)  $ (3,428,000)
     Basic earnings (loss) per share
       As reported                             $0.40        $(0.82)         $0.31
       Pro forma                               $0.17        $(1.22)        ($0.14)
     Diluted earnings (loss) per share
       As reported                             $0.35        $(0.82)         $0.30
       Pro forma                               $0.15        $(1.22)        ($0.14)

      For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: dividend yield of 0% for all grants; risk-free interest rates of 6.14, 6.20 and 6.20 percent; expected lives of 3.5, 4.3 and
3.1 years for each grant; and expected volatility of 65 percent for 1996 and 1997 and 74 percent for 1998.

NOTE 11.   INCOME TAXES

      The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company previously determined that unrecognized tax benefits did not satisfy the recognition criteria set forth in the standard. Accordingly, a valuation allowance was recorded against the applicable deferred tax assets. During 1998, a portion of that valuation allowance, which was recorded against the foreign deferred tax assets, was released. Management believes that it is more likely than not that this deferred tax asset will be realized.

      The Company files a consolidated tax return in the United States with its U.S. subsidiaries. Deferred income taxes have been established by each entity based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

          The components of the provision (benefit) for income taxes included in the Consolidated Statements of Operations are as follows:

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                    1996         1997        1998
                                                                 -----------  ----------  -----------
Continuing Operations
     Current provision (benefit)
          Federal..............................................  $1,331,000   $3,583,000  $6,789,000
          State................................................     228,000      752,000   1,320,000
          Foreign..............................................          --       33,000     380,000
                                                                 ----------   ---------   ----------
Total current provision from continuing operations.............  $1,559,000   $4,368,000  $8,489,000
                                                                 ==========   ==========  ==========
     Deferred provision (benefit)
          Federal..............................................  $ (370,000)  $1,167,000  $ (899,000)
          State................................................     (30,000)     209,000    (175,000)
          Foreign..............................................          --           --      92,000
                                                                 ----------   ----------  ----------
Total deferred provision (benefit) from continuing operations..  $ (400,000)  $1,376,000  $ (982,000)
                                                                 ==========   ==========  ==========
Total provision from continuing operations.....................  $1,159,000   $5,744,000  $7,507,000
                                                                 ==========   ==========  ==========

The Company's effective tax rate on pre-tax income (loss) from continuing operations differs from the U.S. federal statutory tax rate as follows:


                                                                Year Ended December 31,
                                                         ----------------------------------
                                                             1996        1997         1998
                                                         ---------     -------      -------
U.S. federal statutory rate............................     34.0%       (34.0)%       34.0%
Increase (decrease) in rates resulting from
 State taxes...........................................      3.2         (4.4)         4.9
 Permanent differences.................................     (0.4)          --          1.2
 Write-off of purchased in process R&D.................       --         80.7         13.4
 Effect of foreign income taxes........................     11.4          5.5         (4.1)
 Change in valuation allowance for deferred tax asset .    (29.6)        (6.4)          --
 Other.................................................       --          2.4           --
                                                           -----         ----         ----
 Effective tax rate....................................     18.6%        43.8%        49.4%
                                                           =====         ====         ====


     Deferred tax assets (liabilities) are included in other assets and are comprised of the following:

                                                                             Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                           1997                                      1998
                                                ---------------------------------------   -------------------------------------
                                                  Federal        State        Foreign       Federal        State       Foreign
                                                -----------   -----------   -----------   -----------   -----------   --------
Current deferred assets
  Accrued expenses............................. $   286,000   $    53,000   $        --   $ 1,319,000   $   247,000         --
  Deferred revenue.............................          --            --            --        40,000         8,000         --
  Reserves.....................................   1,073,000       201,000            --       818,000       154,000         --
                                                -----------   -----------   -----------   -----------   -----------   --------
   Total current deferred assets...............   1,359,000       254,000            --     2,177,000       409,000         --
                                                -----------   -----------   -----------   -----------   -----------   --------
Non-current deferred assets
  Depreciation and amortization................     166,000        31,000            --       187,000        35,000         --
  Net operating loss...........................   4,520,000       849,000     1,171,000     4,585,000       860,000         --
  Credits......................................   1,132,000            --            --     1,132,000            --         --
                                                -----------   -----------   -----------   -----------   -----------   --------
     Total non-current deferred assets.........   5,818,000       880,000     1,171,000     5,904,000       895,000         --
                                                -----------   -----------   -----------   -----------   -----------   --------
Non-current deferred liability
  Depreciation and amortization................         --             --            --            --            --     92,000
                                                -----------   -----------   -----------   -----------   -----------   --------
Gross deferred tax assets......................   7,177,000     1,134,000     1,171,000     8,081,000     1,304,000    (92,000)
Valuation allowance............................  (6,876,000)   (1,077,000)   (1,171,000)   (6,876,000)   (1,077,000)        --
                                                -----------   -----------   -----------   -----------   -----------   --------
Net deferred tax assets........................ $   301,000   $    57,000   $        --   $ 1,205,000   $   227,000   $(92,000)
                                                ===========   ===========   ===========   ===========   ===========   ========


          As of December 31, 1998, the Company's subsidiaries AssureNet and Raptor, have net operating losses and credits that expire at various dates through 2011. As of December 31, 1998, those net operating losses were approximately $7.1 million for Assurenet and $7.2 million for Raptor. The general business credit carryforward was approximately $369,000 for Assurenet and $759,000 for Raptor. AssureNet also has alternative minimum tax credit of approximately $3,000 that does not expire. Due to a greater than 50% change in the ownership of Assurenet and Raptor, the annual utilization of the net operating loss carryforward and credit carryforward is limited to the lesser of the future taxable income of each company or approximately $1,375,000 for Assurenet and $8,600,000 for Raptor. Approximately $6,700,000 of Raptor's losses relate to stock option exercises. The tax benefit associated with the stock option exercises will be credited to equity when realized.


NOTE 12.  EMPLOYEE BENEFIT PLANS

401(K) Retirement Plans

      The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan") which is qualified under section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) Plan, eligible participants, which include all permanent U.S. employees who work at least 20 hours per week and have served for a requisite period, may elect to contribute a percentage of their annual gross compensation to the 401(k) Plan. Contributions to the 401(k) Plan by the Company are discretionary. For the years ended December 31, 1996 and 1997, the Company did not contribute to the 401(k) Plan. The

Company amended its 401(k) Plan effective January 1, 1998, to provide for a discretionary matching contribution by the Company of 25% of the first 4% of qualified employee contributions. The Company contributed $222,000 to the 401(k) Plan for the year ended December 31, 1998.

     In conjunction with the Raptor acquisition (see Note 3), the Company acquired a 401(k) Plan established for the benefit of the Raptor employees. Under the Plan, the Company makes no contributions. All employee contributions to this plan ceased effective on April 30, 1998. This plan was terminated on December 31, 1998 and was merged into the Company's 401(k) Plan in January 1999.

     In conjunction with the AssureNet acquisition (see Note 3), the Company acquired a Savings and Retirement plan established for the benefit of the AssureNet employees. Employer matching contributions are discretionary. Employer matching contributions are equal to 25% of the employee's contributions to the Plan, up to 4% of their compensation. For the year ended December 31, 1997 the Company made contributions of $46,000. All employee/employer contributions to this plan ceased effective on December 31, 1997. This plan was terminated and merged into the Company's 401(k) Plan on December 31, 1997.

Employee Stock Purchase Plan:

     The Company's 1998 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") was adopted by the Board of Directors in December 1997 and was approved by the stockholders in February 1998. The Company has reserved a total of 500,000 shares of common stock for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan, which is intended to qualify under section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company to purchase common stock through payroll deductions of up to ten percent of their compensation. The price of Common Stock purchased under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock on the first or last day of each three month purchase period. The Employee Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. Employees are eligible to participate if they are employed by the Company or any designated subsidiary for at least 20 hours per week and for more than 90 days. Under the ESP Plan, the Company sold 25,642 shares to employees in 1998.


NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of certain tax and interest information as well as non-cash investing and financing activities include the following:

      1996

      Cash paid for income taxes associated with continuing and discontinued operations was $784,000 and $30,000, respectively. Cash paid for interest associated with continuing operations was $148,000. During 1996, the Company's current tax payable was reduced by approximately $5,393,000 due to tax benefits associated with the exercise of employee stock options.

     1997

     Cash paid for income taxes associated with continuing and discontinued operations was $342,000 and $289,000, respectively. During 1997, the Company's current tax payable was reduced by approximately $5,029,000 due to tax benefits associated with the exercise of employee stock options.

     As part of the consideration for the sale of its storage management products effective as of December 31, 1994, the Company received a warrant to purchase 250,000 shares of common stock of MTI. On October 15, 1997, the Company exchanged the warrant for 161,830 shares of MTI common stock. During 1997, AXENT received proceeds of $1.74 million ($1.04 million, net of taxes) from the sale of 131,830 shares of MTI common stock.

     1998

     Cash paid for income taxes associated with continuing operations was $892,000. During 1998, the Company's current tax payable was reduced by approximately $7,547,000 due to tax benefits associated with the exercise of employee stock options. AXENT received proceeds during 1998 from the sale of the remaining 30,000 shares of MTI common stock of $389,000 ($238,000, net of taxes).


NOTE 14.  INFORMATION CONCERNING BUSINESS SEGMENTS

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Company's approach to information security is to develop, market and support security software products that perform a broad range of security functions and to provide consulting services to address customers' security needs. As such, the Company has two reportable segments: a software product segment and a consulting services segment. The software product segment includes products which provide security assessment and policy management, host and network based intrusion detection, systems and network access control, data confidentiality, user administration, activity monitoring, secure authentication solutions for remote network access and virtual private networking capabilities for remote users and remote sites. The consulting services segment includes training and "Lifecycle Security Services" designed to help organizations develop a framework and roadmap for assessing potential vulnerabilities; developing security policies, guidelines, practices and metrics; selecting and implementing solutions; conducting training; and ensuring appropriate monitoring and compliance.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on income from continuing operations before royalty, interest, taxes, non-recurring charges and gains on the sale of marketable securities. Intersegment sales and transfers are not significant.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the consulting services segment as it is below the quantitative thresholds, corporate related items and, as it relates to segment profit(loss), income and expense not allocated to reportable segments. There were no customers that accounted for more than 10% of total revenues in 1997 and 1998. One customer accounted for 13% of total revenues in 1996 with revenue from that customer included in both reportable segments.

                                      Software
                                      Products              Other             Total
                                   -------------        ------------     --------------
1998
----
Net Revenues                       $96,568,000         $   4,451,000      $ 101,019,000
Segment operating profit (loss)     30,159,000           (21,730,000)         8,429,000
Total assets                        46,187,000           115,076,000        161,263,000

1997
----
Net Revenues                       $67,013,000         $  2,808,000       $  69,821,000
Segment operating profit (loss)     16,970,000          (39,422,000)        (22,452,000)
Total assets                        30,709,000           94,072,000         124,781,000

1996
----
Net Revenues                       $34,414,000         $  2,210,000       $  36,624,000
Segment operating profit (loss)      2,453,000           (3,008,000)           (555,000)
Total assets                        17,341,000           89,844,000         107,185,000

     The Company's area of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. No single foreign country is significant to the consolidated operations. Foreign operations' revenue, profit and identifiable assets are shown in the following table.


                          U.S.           International           Total
                    --------------     ----------------     ---------------
1998
Revenues             $ 74,095,000         $26,924,000         $101,019,000
Profit                  3,808,000           3,871,000            7,679,000
Total assets          156,355,000           4,908,000          161,263,000

1997
Revenues             $ 54,662,000         $15,159,000         $ 69,821,000
Profit (loss)         (16,904,000)         (1,966,000)         (18,870,000)
Total assets          120,605,000           4,176,000          124,781,000

1996
Revenues             $ 28,688,000         $ 7,936,000         $ 36,624,000
Profit (loss)           5,307,000            (221,000)           5,086,000
Total assets          105,965,000           1,220,000          107,185,000

NOTE 15. SUBSEQUENT EVENTS

  On January 12, 1999, the Company completed the acquisition of Internet Tools, Inc ("ITI"). Under the terms of the merger agreement, the Company issued 750,000 shares of common stock to ITI stockholders and option holders. The merger between the Company and ITI will be accounted for as a "pooling-of-interests," and accordingly historical financial results in future reports will be restated to include ITI. The acquisition did not meet the criteria for a significant business combination and as such pro forma disclosures are not included herein.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on the 28th day of March 1999.

                                                AXENT TECHNOLOGIES, INC.

                                                By:  /S/ JOHN C. BECKER
                                                     ------------------
                                                     John C. Becker
                                                     Chairman of the Board and
                                                     Chief Executive Officer

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

A MAJORITY OF THE BOARD OF DIRECTORS:


        Signature                         Title                        Date
        ---------                         -----                        ----

/S/ JOHN C. BECKER            Chairman of the Board,               March 28, 1999
----------------------------
John C. Becker                Chief Executive Officer
                              And Director (Principal
                              Executive Officer

/S/ ROBERT B. EDWARDS, JR.    Vice President, Chief Financial      March 28, 1999
----------------------------
Robert B. Edwards, Jr.        Officer and Treasurer (Principal
                              Financial and Accounting Officer)

/S/ GABRIEL A. BATTISTA       Director                             March 28, 1999
----------------------------
Gabriel A. Battista

/S/ JOHN F. BURTON            Director                             March 28, 1999
----------------------------
John F. Burton

 /S/ TIMOTHY A. DAVENPORT     Director                             March 28, 1999
----------------------------
Timothy A. Davenport

/S/ RICHARD A. LEFEBVRE       Director                             March 28, 1999
----------------------------
Richard A. Lefebvre

/S/ KEVIN A. MCNERNEY         Director                             March 28, 1999
----------------------------
Kevin A. McNerney

EXHIBIT INDEX
-------------


Exhibit Number     Description
--------------     ------------
  3.1   (1)        Amended and Restated Certificate of Incorporation of AXENT.
  3.2   (2)        Amended and Restated Bylaws of AXENT.
  4.1   (1)        Specimen stock certificate for shares of Common Stock of AXENT.
  10.1  (1)        AXENT's 1991 Amended and Restated Stock Option Plan.
  10.2  (3)        AXENT's 1996 Amended and Restated Stock Option Plan.
  10.3  (3)        AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
  10.8  (1)        Settlement Agreement effective as of September 13, 1991, by and among AXENT and the parties thereto.
  10.9  (1)        Form of Indemnification Agreement between AXENT and its directors and executive officers.
  10.11 (1)        Lease Agreement dated as of September 6, 1995, by and between
                   Research Grove Associates and AXENT.
  10.11A (7)       Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove Associates and AXENT.
  10.12  (1)       Lease of Real Property dated as of March 7, 1995, by and between
                   TNK Associates and AXENT.
  10.17  (4)       Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22,
                   1997.
  10.24  (1)       Agreement and Plan of Separation, effective as of December 31,
                   1995, between AXENT and Raxco Software, Inc.
  10.29  (3)       Amended Agreement and Plan of Merger among AXENT, Axquisition,
                   Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
  10.30  (5)       AXENT's 1998 Employee Stock Purchase Plan.
  10.31  (5)       AXENT's 1998 Incentive Stock Plan.
  10.32  (5)       AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
  10.33  (5)       Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and
                   Raptor Systems, Inc. dated as of December 1, 1997.
  10.34  (7)       AXENT's Executive Severance General Guidelines.
  10.35  (7)       Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
  10.36  (7)       Lease Agreement dated as of May 6, 1997 by and between CC&F Second
                   Avenue Trust and Raptor Systems, Inc.
  10.36A (7)       First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue Trust and Raptor Systems, Inc.
  11.1*            Computation of Earnings (loss) per common share
  21.1*            Subsidiaries of the Registrant.
  23.1 *           Consent of PricewaterhouseCoopers LLP
  23.1A *          Consent of PricewaterhouseCoopers LLP on certain financial data schedules.
  24.1 *           Power of Attorney (included in signature pages)
  27.1 *           Financial Data Schedule
  27.2 *           Financial Data Schedule (1997 Restated)


  Schedule                 Description
  --------                 -----------
  II.   *    Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the
             Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

-----------------------

     (1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
     (2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.
     (3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
     (4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.
     (5) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
     (6) Previously filed as an exhibit to AXENT's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-28100) and incorporated herein by reference.
     (7) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.
       *  Filed herewith.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1996, 1997 and 1998

                                         Balance at   Additions                Balance at
                                        Beginning of  Charged to                 End of
             Description                   Period      Expenses   Deductions     Period
            ------------                ------------  ----------  -----------  ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1996.....................       492,000     467,000    (210,000)     749,000
December 31, 1997.....................       749,000     794,000    (204,000)   1,339,000
December 31, 1998.....................     1,339,000   1,121,000    (874,000)   1,586,000

DEFERRED TAX ASSET VALUATION ACCOUNT

December 31, 1996.....................     3,913,000   1,737,000  (1,148,000)   4,502,000
December 31, 1997.....................     4,502,000   5,548,000    (926,000)   9,124,000
December 31, 1998.....................     9,124,000              (1,171,000)   7,953,000

Note: Beginning balance at 12/31/96 and additions and deductions were adjusted to include Raptor. Additions for 1997 include the beginning valuation allowance associated with AssureNet.