Form 10-Q
period 1999-03-31
AXENT TECHNOLOGIES INC
filed 1999-05-17
CIK 1007997

    -----------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended March 31, 1999

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

                               ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No______
                                       -----

As of May 10, 1999, there were 27,840,872 shares outstanding of the Registrant's Common Stock, par value $.02 per share.

    -----------------------------------------------------------------------

                           AXENT TECHNOLOGIES, INC.
                           ------------------------

                                     INDEX
                                     -----

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                             3

          Condensed Consolidated Balance Sheets as of                                      4
          March 31, 1999 (unaudited) and December 31, 1998

          Condensed Consolidated Statements of Operations for the                          5
          three months ended March 31, 1999 (unaudited) and 1998
          (unaudited)

          Condensed Consolidated Statements of Cash Flows for the                          6
          three months ended March 31, 1999 (unaudited) and 1998
          (unaudited)

          Condensed Consolidated Statements of Comprehensive                               7
          Loss for the three months ended March 31, 1999
          (unaudited) and 1998 (unaudited)

          Notes to Condensed Consolidated Financial Statements                             8

Item 2.   Management's Discussion and Analysis of                                         11
          Financial Condition and Results of Operations

Item 3.   Qualitative and Quantitative Disclosures About Market Risk                      17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                               17

Item 2.   Changes in Security and Use of Proceeds                                         17

Item 6.   Exhibits                                                                        17

SIGNATURES                                                                                19

PART I.  FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

The financial statements set forth below at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on March 31, 1999.

                           AXENT TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts In Thousands)

                                                                                   MARCH 31,
                                                                                     1999            DECEMBER 31,
                                                                                  (UNAUDITED)            1998
                                                                                ---------------     --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                           $  92,818         $   80,035
  Marketable securities                                                                  19,033             31,774
  Accounts receivable, net                                                               26,608             28,300
  Other current assets                                                                    4,202              4,128
                                                                                ---------------     --------------

   Total current assets                                                                 142,661            144,237

Property and equipment, net                                                              11,113              7,482
Goodwill and other intangible assets                                                     30,355              2,630
Other assets                                                                             10,028              6,927
                                                                                ---------------     --------------
     Total assets                                                                     $ 194,157         $  161,276
                                                                                ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                            $  25,464         $   15,764
  Deferred revenue                                                                       14,075             11,184
                                                                                ---------------     --------------
     Total  liabilities                                                                  39,539             26,948
                                                                                ---------------     --------------

Stockholders' equity:
  Common stock, par value $0.02: 27,831,343 and 26,163,284
       shares issued and outstanding, respectively                                          557                523
  Additional paid-in capital                                                            188,639            161,386
  Accumulated deficit                                                                   (33,836)           (27,211)
  Accumulated comprehensive income and other                                               (742)              (370)
                                                                                ---------------     --------------

     Total stockholders' equity                                                         154,618            134,328
                                                                                ---------------     --------------

     Total liabilities and stockholders' equity                                       $ 194,157         $  161,276
                                                                                ===============     ==============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           AXENT TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                             --------------------------------------
                                                                                   1999                 1998
                                                                             -----------------     ----------------
Net revenues:
  Product licenses                                                                   $ 15,186            $  16,283
  Services                                                                              6,258                4,048
                                                                             -----------------     ----------------
    Total net revenues                                                                 21,444               20,331

Cost of net revenues                                                                    3,294                2,118
                                                                             -----------------     ----------------

Gross profit                                                                           18,150               18,213

Operating expenses:
  Sales and marketing                                                                  13,656                9,141
  Research and development                                                              6,294                4,158
  General and administrative                                                            2,702                1,482
  Acquisition-related charges                                                           3,753               17,422
                                                                             -----------------     ----------------
    Total operating expenses                                                           26,405               32,203
                                                                             -----------------     ----------------

Loss before royalties, interest and taxes                                              (8,255)             (13,990)

  Interest income and other                                                             1,068                1,452
  Royalty income                                                                           --                  569
  Income tax benefit                                                                    1,119                2,105
                                                                             -----------------     ----------------

Net loss                                                                             $ (6,068)            $ (9,864)
                                                                             =================     ================

Net loss per common share (basic):                                                   $  (0.23)             $ (0.40)
                                                                             =================     ================
Number of shares used in computing net loss per common share
outstanding (basic)                                                                    26,292               24,404
                                                                             =================     ================

Net loss per common share (diluted):                                                 $  (0.23)             $ (0.40)
                                                                             =================     ================
Number of shares used in computing net loss per
common share outstanding (diluted)                                                     26,292               24,404
                                                                             =================     ================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           AXENT TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts In Thousands)
                                  (Unaudited)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                            ----------------------------------
                                                                                                 1999               1998
                                                                                            ---------------    ---------------
CASH INFLOWS (OUTFLOWS)

 Operating activities:
  Net loss                                                                                      $   (6,068)        $   (9,864)
  Non-cash items:
   Depreciation and amortization                                                                     1,035                675
   Provision for losses on accounts receivable                                                         150                 30
   Compensation expense on equity issuances                                                             --                363
   Deferred income taxes                                                                            (1,415)                --
   Accretion of discount on marketable securities                                                     (140)               (22)
   Gain on sale of marketable securities                                                                --               (389)
   Write-off of in process research and development                                                  2,000                 --
  Change in assets and liabilities                                                                   3,973              7,104
                                                                                            ---------------    ---------------

    Net cash used by operating activities                                                             (465)            (2,103)
                                                                                            ---------------    ---------------

 Investing activities:
  Capital expenditures                                                                              (1,681)            (1,862)
  Proceeds from the sale of marketable securities                                                       --                389
  Purchases of short-term investments                                                               (1,783)           (30,093)
  Maturity of short-term investments                                                                14,524             14,649
  Cash received from business acquisitions, net of payments                                            227                 --
                                                                                            ---------------    ---------------

    Net cash provided (used) by investing activities                                                11,287           (16,917)
                                                                                            ---------------    ---------------

 Financing activities:
  Proceeds from issuance of common stock                                                             2,333              3,125
                                                                                            ---------------    ---------------

    Net cash provided by financing activities                                                        2,333              3,125
                                                                                            ---------------    ---------------

 Effect of exchange rate changes on cash                                                              (372)               (41)
                                                                                            ---------------    ---------------

 Net increase (decrease) in cash and cash equivalents                                               12,783            (15,936)
 Cash and cash equivalents, beginning of period                                                     80,035             51,618
                                                                                            ---------------    ---------------
 Cash and cash equivalents, end of period                                                       $   92,818         $   35,682
                                                                                            ===============    ===============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           AXENT TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                           ---------------------------------
                                                                                1999              1998
                                                                           ---------------    --------------
Net loss                                                                     $    (6,068)         $ (9,864)
Other comprehensive loss;
  Realization of gain on marketable securities                                        --              (238)
  Currency translation effects                                                      (372)              (41)
                                                                           --------------     ------------
Comprehensive loss                                                           $    (6,440)        $ (10,143)
                                                                           =============      ============

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

The Company's condensed consolidated financial statements have been restated to reflect the acquisition of Internet Tools, Inc. ("ITI"), which was accounted for as a pooling of interests and consummated on January 12, 1999, in accordance with APB No. 16. AXENT's historical financial statements and related financial information included in this report have been restated to combine earlier financial statements of AXENT and ITI.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended March 31, 1999 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1998, which are included in the Company's Form 10-K filed with the SEC on March 31, 1999.

Business Combinations

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGO(TM) Technologies ("PassGo"). In conjunction with the acquisition, the Company issued 1,486,146 shares of common stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 63,854 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets of PassGo have been included in the accompanying financial statements from the date of acquisition. The purchase price, including transaction costs, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $28.31 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. The Company anticipates incurring amortization expense associated with the goodwill and other intangibles of approximately $1.20 million per quarter, or approximately $4.80 million per year. The Company recorded a charge for acquired in-process research and development of approximately $2.0 million for the three months ended March 31, 1999. The charge reflects technology acquired for which technological feasibility has not been reached and for which there is no alternative future use.

On January 12, 1999, the Company consummated its merger with ITI in which it acquired 100% of the outstanding stock of ITI for 703,194 shares of AXENT common stock and assumed stock options covering a total of 46,806 shares of AXENT common stock. The Company incurred approximately $1.75 million in acquisition-related transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of ITI were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger.

On July 21, 1998, the Company completed the acquisition of Secure Network Consulting, Inc. ("SNCI"), a privately held information security consulting firm. In conjunction with the acquisition, the Company issued 85,000 shares of common stock to SNCI's stockholders. The transaction was accounted for using the purchase method of accounting. The purchase price, including transaction costs, was $2.3 million. This amount exceeded the fair value of assets acquired by approximately $2.1 million, which is being treated as goodwill and amortized, on a straight-line basis, over seven years and is included in goodwill and other intangible assets. The operating results of SNCI have been included in the accompanying financial statements from the date of acquisition.

During 1998, the Company consummated its merger with Raptor in which it acquired 100% of the outstanding stock of Raptor for 10,952,380 shares of AXENT common stock and exchanged stock options covering a total of 1,725,988 shares of AXENT common stock. The Company incurred approximately $17.42 million in acquisition-related transaction and other costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of Raptor were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger.

Net Income Per Common Share

During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," ("SFAS 128") to calculate net income per share. Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Potentially dilutive securities are not included in the diluted earnings per share calculations for the periods presented as their inclusion would be anti-dilutive to the basic loss per share calculations.

Recent Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. The Company adopted SOP 98-1 on January 1, 1999.

In December 1998, the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management does not believe that SOP 98-9 will have a material impact on the Company's results of operations or financial condition.

Information Concerning Business Segments

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The Company evaluates the performance of its operating segments based on income before royalty, interest, taxes and gains on the sale of marketable securities. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the consulting services segment as it is below the quantitative thresholds, corporate related items and, as it relates to segment profit(loss), income and expense not allocated to reportable segments.

                                       Software
                                       Products             Other                Total
                                    ---------------   ------------------   ------------------
For the three months ended March 31, 1999
Net revenues                          20,085,000            1,359,000           21,444,000
Segment operating profit (loss)       (1,946,000)          (6,309,000)          (8,255,000)
Total assets                          43,698,000          150,459,000          194,157,000


For the three months ended March 31, 1998
Net revenues                          19,715,000              616,000           20,331,000
Segment operating profit (loss)        4,623,000          (18,613,000)         (13,990,000)
Total assets                          26,577,000           98,594,000          125,171,000

The Company's areas of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. No single foreign country is significant to the consolidated operations. Foreign operations' revenue, profit and identifiable assets are shown in the following table.

                                U.S.           International            Total
                           ----------------  -------------------  ------------------
For the three months ended March 31, 1999
Net revenues                  16,023,000             5,421,000         21,444,000
Profit (loss)                 (6,022,000)              (46,000)        (6,068,000)
Total assets                 177,083,000            17,074,000        194,157,000


For the three months ended March 31, 1998
Net revenues                  16,061,000            5,172,000          20,331,000
Profit (loss)                 (9,497,000)            (367,000)         (9,864,000)
Total assets                 122,177,000            2,994,000         125,171,000


Subsequent Event

On May 12, 1999, a venture capital entity and a small former stockholder owning a less than majority share of CKS Limited, the parent company of PassGo Technologies, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. The Company believes the claims are without merit and intends to defend the action vigorously.

Item 2.
-------

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

                 Three Months Ended March 31, 1999 Compared to
                       Three Months Ended March 31, 1998

Net Revenues

The Company's net revenues from product licenses decreased approximately 6.7%, or $1.10 million, from $16.28 million for the three months ended March 31, 1998 to $15.19 million for the three months ended March 31, 1999. For those periods in 1998 and 1999, net revenues from product licenses represented 80.1% and 70.8%, respectively, of total net revenues. The Company's revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for the Company's products, the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; the Company's ability to maintain and expand its domestic and international sales and marketing organizations; the Company's ability to develop new and enhanced products; the availability of personnel and the Company's ability to attract and retain key personnel; the mix of distribution channels through which the Company's products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; Year 2000 issues; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of the Company's actual or anticipated quarterly revenues can be substantial and the inability to close such transactions may have a material adverse impact on the operating results of the Company.

The Company's net revenues from services increased approximately 54.6%, or $2.21 million, from $4.05 million for the three months ended March 31, 1998 to $6.26 million for the three months ended March 31, 1999. The increase in services revenues is primarily attributable to the increases in implementation consulting services, customer training courses and customers under maintenance contracts. For those periods in 1998 and 1999, net revenues from services represented 19.9% and 29.2%, respectively, of total net revenues.

The Company's net revenues from North American and international operations were 75% and 25% of total revenues, respectively, for the three months ended March 31, 1999 as compared to 82% and 18%, respectively, for the same period in 1998. The increase in the international revenues as a percentage of total revenue from 1998 to 1999 is attributable to increased sales due to the expansion of the Company's operations in European and Asian markets.

Cost Of Net Revenues

The Company's cost of net revenues includes cost of media, product packaging, documentation and other production costs, amortization of purchased software costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 55.5%, or $1.18 million, from $2.12 million for the three months ended March 31, 1998 to $3.29 million for the three months ended March 31, 1999. For those periods in 1998 and 1999, cost of net revenues represented 10.4% and 15.4% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with consulting services, which have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.


Sales And Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 49.4%, or $4.52 million, from $9.14 million for the three months ended March 31, 1998 to $13.66 million for the three months ended March 31, 1999. For those periods in 1998 and 1999, sales and marketing expenses represented 45.0% and 63.7% of total net revenues, respectively. The increase in dollar amount was due to an increase in staff and marketing programs to support the Company's sales and marketing activities. The increase in sales and marketing expenses as a percentage of total net revenues was due primarily to the decrease in license revenues in the first quarter of 1999. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire additional staff and expand its marketing activities to promote expansion of the Company's business.

Research And Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 51.4%, or $2.14 million, from $4.16 million for the three months ended March 31, 1998 to $6.29 million for the three months ended March 31, 1999. For those periods in 1998 and 1999, research and development expenses represented 20.5% and 29.4% of total net revenues, respectively. The increase in dollar amount resulted from the addition of staff and the use of outside consultants needed to develop, maintain and enhance the Company's software products. The increase as a percentage of total net revenues was a result of the decline in license revenues. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General And Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 82.3%, or $1.22 million, from $1.48 million for the three months ended March 31, 1998 to $2.70 million for the three months ended March 31, 1999. For those periods in 1998 and 1999, general and administrative expenses represented 7.6% and 12.6% of total net revenues, respectively. The increase in dollar amount is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support the Company's operations. This increase is also the result of expenses incurred in connection with several uncompleted acquisitions in the first quarter of 1999. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to invest in the corporate infrastructure.

Acquisition-Related Charges

In the three months ended March 31, 1999, the Company incurred charges of approximately $1.75 million for legal and accounting fees and other costs related to the merger with ITI, and approximately $2.00 million of in-process research and development expense in connection with the acquisition of PassGo. In the three months ended March 31, 1998, the Company incurred a charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal and accounting fees, and other costs related to the merger with Raptor.

Income (Loss) Before Royalties, Interest And Taxes

Loss from continuing operations before royalties, interest and taxes decreased $5.74 million from a loss of $13.99 million for the three months ended March 31, 1998 to a loss of $8.26 million for the three months ended March 31, 1999. The decrease is primarily attributable to the decrease in non-recurring charges offset by increases in other operating expenses.


Royalty Income

Royalty income in 1998 consisted of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco Software, Inc. ("Raxco") related to certain OpenVMS utility software products owned by AXENT. Raxco has experienced declining revenues for these products as a result of the erosion of market share that the OpenVMS platform has experienced world-wide. Royalty income declined to zero from $569,000 for the three months ended March 31, 1999 and 1998, respectively, as a result of the transfer of those products and all related liabilities to Raxco and termination of the Exclusive Distributor License Agreement.

Interest Income And Other

Interest income and other decreased 26%, or $384,000, from $1.45 million for the three month period ended March 31, 1998 to $1.07 million for the three month period ended March 31, 1999. The decrease is primarily attributable to the decrease in the gain on the sale of marketable securities. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax benefit related to its taxable loss from continuing operations of $2.11 and $1.12 for the three months ended March 31, 1998 and 1999, respectively.

Income (Loss)

As a result of the above, the Company recorded a loss of $6.07 million for the three months ended March 31, 1999 compared to a loss of $9.86 million for the three months ended March 31, 1998.

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

The Company believes it has identified its equipment and systems that are critical to its operations, such as communications and networking equipment, related software and certain hardware and software systems, and has completed its assessment of the Year 2000 compliance of substantially all of such equipment and systems, although it is continuing to assess and test. The Company also is continuing to assess and test the Year 2000 compliance of various items of equipment, computer systems, applications software, and equipment containing embedded systems that the Company does not consider critical to its operations. The Company has replaced or is replacing several internal information systems critical to its operations as part of its normal development and expansion or salesforce automation, accounting and customer service-related information systems. The Company has received product warranties that those systems are Year 2000 compliant, and expects that installation and Year 2000 testing will be completed by September 1999.

The Company is continuing to assess the Year 2000 compliance of systems used by distributors, resellers and suppliers, whom the Company expects may be material to its business after 1999. This assessment process generally consists of obtaining completed questionnaires or written assurances regarding anticipated Year 2000 compliance. The Company expects that this process will continue through 1999.

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

Financial Condition-Liquidity and Capital Resources
----------------------------------------------------

The Company's overall cash and cash equivalents were $92.82 million at March 31, 1999, an increase of approximately $12.78 million from $80.04 million at December 31, 1998. During the three month periods ended March 31, 1998 and 1999, respectively, the Company financed its operations primarily through cash reserves and available working capital. The Company's operating activities used cash of  $2.10 million and $465,000 for the three month periods
ended March 31, 1998 and 1999, respectively.   Net cash used by operating
activities in the three months ended March 31, 1999 was primarily a result of the payments for transaction related costs associated with the acquisitions of Raptor and ITI.

The Company made capital expenditures of approximately $1.86 million and $1.68 million for the three month periods ended March 31, 1998 and 1999, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of March 31, 1999.

During the three month period ended March 31, 1999, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $448,000 and $1.06 million for transaction costs associated with the acquisitions of Raptor and ITI, respectively; 2) the Company received proceeds of $2.33 million from the issuance of common stock upon stock option exercises and under its employee stock purchase plan; 3) the Company purchased $1.78 million of marketable securities; 4) the Company received $14.52 million from the maturity of short-term investments; and 5) the Company received $227,000 for acquired cash offset by transaction costs related to the PassGo business acquisition.

The Company believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements for the next twelve months.

Certain Factors Affecting Future Performance
--------------------------------------------

Factors Affecting the Company's Business and Prospects

Although the Company historically has experienced significant growth in revenues from its software products, the Company does not believe prior growth rates and past performance are necessarily indicative of future operating results. The Company expects increased competition and intends to invest significantly in product development, sales, marketing and administrative functions as it pursues its business strategy. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. Due to the Company's relatively limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to, but not limited to, factors such as: demand for the Company's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; seasonal trends in customer purchasing; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security.

The Company's future operating results and financial condition may also be affected if it fails to recognize the anticipated benefits of its acquisitions on the timetable projected by the Company. Those benefits include, among others, integration of product offerings and coordination of their sales, marketing and research and development teams without disruption or unanticipated expense, elimination of duplicative functions and increased name and product recognition. The Company's future results of operations and financial condition may also be adversely affected if the anticipated integration of operations of acquired companies produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

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

Many of the Company's operating expenses are based on anticipated revenue levels and are fixed or cannot quickly be adjusted if the anticipated level of revenues are not achieved. Therefore delays in the receipt of orders or the failure to achieve the anticipated level of revenues can cause a significant variation in the operating results of the Company from quarter to quarter. The Company also may choose to increase spending in response to competition or to pursue new market opportunities, which may significantly reduce its operating results.

Factors Affecting International Operations

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

Factors Affecting Marketable Securities

The fair value of the Company's investments in marketable securities at March 31, 1999 was $19.0 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Performance" above.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
------    -----------------

On May 12, 1999, a venture capital entity and a small former stockholder owning a less than majority share of CKS Limited, the parent company of PassGo Technologies, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. The Company believes the claims are without merit and intends to defend the action vigorously.

Item 2.   Changes In Securities And Use Of Proceeds.
------    -----------------------------------------

As of January 12, 1999, AXENT issued 703,194 shares of its common stock in exchange for all outstanding shares of ITI and a debt instrument issued by ITI. AXENT issued those shares pursuant to Section 4(2) of the Securities Act of 1933 and provisions of Regulation D promulgated thereunder. AXENT also assumed stock options issued by ITI covering a total of 46,806 shares of AXENT common stock, which were registered on Form S-8 prior to issuance.

As of March 31, 1999, AXENT issued 1,486,146 shares of its common stock in exchange for all outstanding shares and warrants to purchase shares of CKS Limited, the parent of the PassGo Technologies entities. AXENT issued those shares pursuant to Regulation S promulgated under the Securities Act of 1933,
Section 4(2) of that act and provisions of Regulation D promulgated thereunder. AXENT also issued stock options in exchange for stock options issued by CKS Limited; those options cover a total of 63,854 shares of AXENT common stock, which will be registered on Form S-8 prior to issuance.

Item 6.   Exhibits And Reports On Form 8-k.
------    --------------------------------

(a) The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number                Description
--------------                -----------

   3.1   (1)        Amended and Restated Certificate of Incorporation of AXENT.
   3.2   (2)        Amended and Restated Bylaws of AXENT.
   4.1   (1)        Specimen stock certificate for shares of Common Stock of
                    AXENT.
   10.1  (1)        AXENT's 1991 Amended and Restated Stock Option Plan.
   10.2  (3)        AXENT's 1996 Amended and Restated Stock Option Plan.
   10.3  (3)        AXENT's 1996 Amended and Restated Directors' Stock Option
                    Plan.
   10.9  (1)        Form of Indemnification Agreement between AXENT and its
                    directors and executive officers.
   10.11 (1)        Lease Agreement dated as of September 6, 1995, by and
                    between Research Grove Associates and AXENT.
   10.11A           Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove Associates and AXENT.
   10.12 (1)        Lease of Real Property dated as of March 7, 1995, by and
                    between TNK Associates and AXENT.
   10.17 (4)        Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated
                    July 22, 1997.
   10.17A*          First Amendment to Memorandum of Understanding relating to
                    Richard Lefebvre.
   10.21 (1)        Exclusive Distributor License Agreement, effective as of
                    December 31, 1995, between

                    AXENT and Raxco Software, Inc.
   10.22 (1)        Administrative Services Agreement effective as of December
                    31, 1995, between the Company and Raxco Software, Inc.
   10.24 (1)        Agreement and Plan of Separation, effective as of December
                    31, 1995, between AXENT and Raxco Software, Inc.
   10.29 (3)        Amended Agreement and Plan of Merger among AXENT,
                    Axquisition, Inc., and AssureNet Pathways, Inc, dated as of
                    January 6, 1997 and amended February 26, 1997.
   10.30 (5)        AXENT's 1998 Employee Stock Purchase Plan.
   10.31 (5)        AXENT's 1998 Incentive Stock Plan.
   10.32 (5)        AXENT's Exchange Option Plan for Optionees of Raptor
                    Systems, Inc.
   10.33 (5)        Agreement and Plan of Merger among AXENT, Axquisition Two,
                    Inc. and Raptor Systems, Inc. dated as of December 1, 1997.
   10.34 (6)        AXENT's Executive Severance General Guidelines.
   10.35 (6)        Lease Agreement dated as of April 23, 1998 by and between
                    Pracvest and AXENT.
   10.36 (6)        Lease Agreement dated as of May 6, 1997 by and between CC&F
                    Second Avenue Trust and Raptor Systems, Inc.
   10.36A (6)       First Amendment to Lease dated as of December 15, 1997 by
                    and between CC&F Second Avenue Trust and Raptor Systems,
                    Inc.
   10.37 (7)        Share Exchange Agreement dated as of March 29, 1999 by and during AXENT and the holders of all of the shares of capital stock, share capital and warranty of CKS Limited.
   10.38*           Software Product Purchase and License Agreement dated as of
                    March 31, 1999 by and between AXENT and Raxco Software, Inc.
   21.1 (8)         Subsidiaries of the Registrant.
   27.1 *           Financial Data Schedule
   27.2*            Financial Data Schedule (1998 Restated)

--------------------------------------------------------------------------------

(1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.
(5) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
(6) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(7) Previously filed as an exhibit to AXENT's Current Report on Form 8-K filed in April 1999 and incorporated herein by reference.
(8) Previously filed as an exhibit to AXENT's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-28100) and incorporated herein by reference.
*    Filed herewith.

(b) AXENT filed no reports on Form 8-K during the three month period ended March 31, 1999. A report on Form 8-K was filed in April 1999 reporting information under item 2 regarding the acquisition of CKS Limited and the PassGo entities; item 7 financial statements will be filed by amendment to that report by June 15, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AXENT TECHNOLOGIES, INC.


Date: May 14, 1999             By: __________________________
                               Robert B. Edwards, Jr.
                               Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                                  EXHIBIT 10.17A

                FIRST AMENDMENT TO MEMORANDUM OF UNDERSTANDING

AXENT Technologies, Inc. ("AXENT"), Richard A. Lefebvre and the Compensation Committee of the AXENT Board of Directors, on behalf of the AXENT Board, have entered into this First Amendment to Memorandum of Understanding ("Amendment") on November 25, 1998 to amend the Memorandum of Understanding dated July 22, 1997 ("MOU") by and among them.

Rich Lefebvre desires to provide for and facilitate the anticipated appointment of John Becker to serve as Chairman of the Board of AXENT by relinquishing that position on December 31, 1998. He agrees to continue to serve as a member of AXENT's Board and to provide executive, supervisory and management functions and duties as may be assigned to him from time to time by AXENT's Board or the Chairman of the Board.

AXENT and its Board agree that Rich Lefebvre will cease to serve as Chairman of the Board of AXENT on December 31, 1998 and will continue to receive the compensation described in paragraph 3 of the MOU and the benefits described in paragraphs 4 through 7 of the MOU with the following three modifications: (a) at its option at any time, AXENT may accelerate on fifteen (15) days' prior notice all future payments that may be due to Rich Lefebvre under paragraph 3 of the MOU and agree to pay COBRA premiums as necessary to continue his medical, dental and vision coverage through July 31, 2000 without any liability or penalty and (b) any stock options granted to Rich Lefebvre shall continue to vest so long as he serves as a member of AXENT's Board (but shall accelerate in full immediately if he is asked to resign from the Board or is not re-elected) and shall be exercisable until the earlier of the stated expiration date of such option or ninety (90) days after Rich Lefebvre ceases to serve as a member of AXENT's Board.

The parties ratify and affirm all provisions of the MOU not expressly amended hereby, which shall continue in full force and effect. The parties have executed this Amendment as of its date intending legally to be bound.

                                             AXENT Technologies, Inc.


    /S/ RICHARD A. LEFEBVRE         By:  /S/ JOHN C. BECKER
------------------------------         --------------------------------------
Richard A. Lefebvre                          John C. Becker, President and CEO

Members of AXENT's Compensation Committee:


    /S/ JOHN F. BURTON                   /S/ GABRIEL A. BATTISTA
----------------------------           --------------------------------------
John F. Burton                               Gabriel A. Battista

                                                                   EXHIBIT 10.38


                SOFTWARE PRODUCT PURCHASE AND LICENSE AGREEMENT
                -----------------------------------------------


     THIS SOFTWARE PRODUCT PURCHASE AND LICENSE AGREEMENT (this "Agreement") is made and entered into as of the 31st day of March, 1999 by (i) AXENT Technologies, Inc., a Delaware corporation ("AXENT") with its principal place of business at 2400 Research Boulevard, Suite 200, Rockville, Maryland 20850, and
(ii) Raxco Software, Inc., a Delaware corporation ("Raxco") with its principal place of business at 6 Montgomery Village Avenue, Suite 500, Gaithersburg, Maryland 20879.

     WHEREAS, AXENT is owner of those certain computer software products set forth on Exhibit A (individually and collectively, the "Assigned Product");

     WHEREAS, AXENT and Raxco entered into that certain Exclusive Distributor License Agreement dated December 31, 1995 (the "EDA"), whereby AXENT granted Raxco the exclusive, worldwide right to demonstrate, promote, market, license and support the Assigned Product, and Raxco assumed certain rights and obligations of AXENT with regard to the Assigned Product;

     WHEREAS, Raxco desires to purchase all rights of AXENT and assume all obligations associated with the Assigned Product;

     WHEREAS, AXENT desires to sell the Assigned Product to Raxco;

     WHEREAS, AXENT desires to license to Raxco, and Raxco desires to license from AXENT, the source code and all of the trade secrets, formulae, procedures, processes, and related documentation, and any all rights relating to the software products set forth on Exhibit B (the "Licensed Product").

     NOW, THEREFORE, in consideration of the foregoing, of the mutual promises hereinafter set forth and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

     1.   Assigned Product:
          ----------------

          A. Assigned Product shall include all intellectual property rights directly related to the Assigned Product that are owned by AXENT. Assigned Product shall also include the following to the extent they are directly related to the Assigned Product and owned by AXENT:
               a. all operator's manuals, user documentation, installation guides, system programmers' and administrators' documentation and manuals, narrative descriptions, flowcharts, program component descriptions, design specifications, file layouts and logic flow diagrams;
               b. all current, previous, enhanced and developmental versions of the source code, object, runtime and executable code, job control language, macros, algorithms, objects, procedures, functions and modules comprising the Assigned Product ; and existing as of the date hereof;
               c. all error and support logs, databases, output reports, test and other data relating to the installation, checkout and operation of the Assigned Product;
               d. all advertising, marketing and public relations material and information for the Assigned Product;
               e. all copyright and patent rights, applications and registrations relating to the foregoing;
               f. all droits moral and other authors' rights relating to the foregoing;
               g. all rights, applications and registrations relating to all trade names, trademarks and service marks relating to the Assigned Product;

               h. all rights of recovery and reimbursement for and against third parties with respect to their use, copying and possession of any Assigned Product, all rights to sue and obligations to defend and all other claims and causes of action relating to the foregoing;
               i. the goodwill associated with or appurtenant to any and all of the foregoing; and
               j. the absolute, unrestricted and exclusive right to use all of the foregoing throughout the world (subject to domestic and foreign laws), including the right to modify, enhance sell, lease, rent, license and otherwise exploit and dispose of any and all aspects of the foregoing.

     2.   Licensed Product
          ----------------

          A. Licensed Product shall include all intellectual property rights directly related to the Licensed Product that are owned by AXENT. Licensed Product shall also include the following to the extent they are directly related to the Licensed Product and owned by AXENT:
               a. all operator's manuals, user documentation, installation guides, system programmers' and administrators' documentation and manuals, narrative descriptions, flowcharts, program component descriptions, design specifications, file layouts and logic flow diagrams;
               b. all current, previous, enhanced and developmental versions of the source code, object, runtime and executable code, job control language, macros, algorithms, objects, procedures, functions and modules comprising the Licensed Product and existing as of the date hereof;
               c. all error and support logs, databases, output reports, test and other data relating to the installation, checkout and operation of the Licensed Product;
               d. all advertising, marketing and public relations material and information for the Licensed Product;
               e. all copyright and patent rights, applications and registrations relating to the foregoing;
               f. all droits moral and other authors' rights relating to the foregoing;
               g. all rights, applications and registrations relating to all trade names, trademarks and service marks relating to the Assigned Product;
               h. the absolute and unrestricted right to use all of the foregoing throughout the world (subject to domestic and foreign laws), including the right to modify, enhance sell, lease, rent, license and otherwise exploit of any and all aspects of the foregoing.

     3.   Delivery.  Raxco shall deliver a copy of the current version of  the
          --------
source code, object code, documentation and other items relating to the Assigned Product and Licensed Product to AXENT within five (5) days of execution of this Agreement. AXENT shall retain possession of the source code, object code and documentation of Assigned Product until all payments due under the Note (as such term is defined in Section 5B below) have been paid in full.

     4.   Sale and Purchase of the Assigned Product; License of Licensed Product
          ----------------------------------------------------------------------

          A.   Sale of the Assigned Product.  Upon the terms and subject to the
               ----------------------------
conditions of this Agreement, AXENT hereby sells, transfers, assigns, conveys and delivers, and Raxco hereby purchases, without exclusion, all right, title, and interest of AXENT in and to all versions of the Assigned Product existing as of the date hereof, and Raxco hereby assumes any and all obligations of AXENT relating to the Assigned Product. Full and exclusive right, title and ownership in all versions of the Assigned Product existing as of the date hereof, including, without limitation, any and all versions of the Assigned Product, and any related patents, copyrights, trademarks, trade names, service marks or trade secrets which AXENT possesses or is entitled to, together with the goodwill associated therewith or appurtenant thereto, shall vest in Raxco upon execution of this Agreement. Upon execution of this Agreement, AXENT shall execute and deliver to Raxco a Bill of Sale and Assignment in the form of Exhibit C attached hereto and made a part hereof.

          B.   Marketing of the Assigned Product Process.  To the extent within
               -----------------------------------------
AXENT's power, AXENT hereby acknowledges and agrees that Raxco, as a consequence of this sale, shall have the exclusive right to market, license and sell, directly or through its subsidiaries and marketing agents or both, the Assigned Product in all markets throughout the world. Except as Raxco has agreed with Illusion Themes, Ltd. or others, Raxco shall have the sole right to manage and to conduct the marketing of the Assigned Product and any and all other aspects of the Assigned Product, including, but not limited to, the right to determine the method of marketing, the prices to be charged, the terms and conditions under which the Assigned Product and any and all other aspects of the Assigned Product is advertised, and any and all other methods, techniques, procedures or policies to be made with respect to the marketing of the foregoing.

          C.   Exclusive Rights Transferred.  AXENT hereby covenants and agrees
               ----------------------------
not to in any way, unless pursuant to Raxco's breach or default under this Agreement, undertake to sell, lease, rent, market, license, sublicense, transfer or otherwise use the Assigned Product or to assist any other person or entity in so doing. AXENT represents that this Agreement transfers exclusive use and ownership of the Assigned Product except as Raxco has agreed with Illusion Themes, Ltd. or others.

          D.   No Restrictions on Future Use.  Nothing in this Agreement shall
               -----------------------------
restrict Raxco from modifying, enhancing or developing new versions of the Assigned Product or from offering, at a single price, the Assigned Product as part of a package containing the Assigned Product and Raxco's modifications or enhancements thereto or any other computer program of Raxco or any third party. AXENT acknowledges and agrees that Raxco shall have the right to design, develop, market and license additions to, and new versions of, the Assigned Product.

          E.   Assignment of Existing Agreements.  AXENT hereby assigns to Raxco
               ---------------------------------
all of its right, title and interest in and to any and all agreements, licenses, leases and other arrangements regarding or relating to the Assigned Product and Raxco hereby assumes any and all obligations of AXENT relating to any and all agreements, licenses, leases and other arrangements regarding or relating to the Assigned Product, including, without limitation, all such arrangements specified in Exhibit D attached hereto and made a part hereof, and any and all revenues therefrom including, without limitation, any revenues from any sale, lease, rental, license or other conveyance of the Assigned Product and any maintenance, product support and enhancement services collected by AXENT subsequent to execution of this Agreement unless subsequent to Raxco's default under this Agreement. AXENT hereby covenants and agrees to transfer and pay over to Raxco any and all revenues, proceeds and other funds which may be received by AXENT at any time from and after the date hereof from any source and which relate to any sale, lease, rental, license or other conveyance of the Assigned Product or from any maintenance, product support or enhancement services relating to the Assigned Product unless subsequent to Raxco's uncured breach or default under this Agreement. Nothing in this Section 4E shall be deemed or construed to grant to AXENT any right, title or interest in or to the Assigned Product, all of which shall vest in Raxco unless subsequent to Raxco's uncured breach or default under this Agreement.

          F.   Instruments.  After the date hereof, AXENT agrees to execute and
               -----------
deliver, at its own expense, such other instruments of conveyance and transfer and take such other action(s) as Raxco may reasonably request to more effectively convey and transfer to and vest in Raxco the Assigned Product, or to evidence the same. Should Raxco or any of its agents or representatives seek to obtain or transfer a patent, trademark, copyright or other statutory protection for all or any part of the Assigned Product, including, without limitation, any version or versions of the Assigned Product, AXENT agrees to provide reasonable cooperation in providing information that is available to AXENT, completing forms and obtaining the necessary signatures and assignments required in order for Raxco to obtain or be assigned such patents, trademarks, copyrights or such other statutory protection together with the goodwill associated therewith or appurtenant thereto. Raxco agrees to bear all expense in connection with obtaining such protection, provided such payment or expense is not required because of a breach of any covenant, representation, warranty, agreement or undertaking given herein by AXENT. Furthermore, AXENT covenants and agrees that, at any time and from time to time, it shall execute and deliver to Raxco all documents and instruments as Raxco shall reasonably request as shall be necessary to assign to Raxco any and all rights of AXENT under any agreement, license, lease or other arrangements regarding or relating to the Assigned Product.

          G.   Assumption by Raxco.  Raxco hereby assumes all obligations, debts
               -------------------
or liabilities of any nature whatsoever of AXENT regarding Assigned Product including, without limitation, all obligations to William R. Davy and in accordance with the EDA. Raxco hereby agrees promptly after execution of this Agreement to enter into agreements directly with William R. Davy by which Raxco shall directly assume such obligations, debts or liabilities to William R. Davy and absolve AXENT of any liability or responsibility therefor, in any capacity.

          H.   License of the Licensed Product.  AXENT hereby grants to Raxco a
               -------------------------------
perpetual, irrevocable, non-exclusive, paid-up license to use the Licensed Product for any and all purposes, including, without limitation, the purposes of copying, distributing, displaying, performing, modifying, making derivative works, marketing and licensing the Licensed Product. Raxco shall perform all obligations to its third party end-users, resellers and distributors of the Licensed Product existing on or after the date of this Agreement. Any derivative works of the Licensed Product created or developed by Raxco shall be the property of Raxco.

     5.   Payment.  The purchase price for the sale, transfer and delivery of
          -------
the Assigned Product to Raxco and the license of the Licensed Product to Raxco shall be Two Million One Hundred Thousand Dollars ($2,100,000) (the "Purchase Price"). The Purchase Price shall be payable by Raxco as follows:

          A.   Cash Payment.  Raxco shall pay to AXENT, on or before March 31,
               ------------
1999 in immediately available funds, One Hundred Thousand Dollars ($100,000).

          B.   Promissory Note.  Simultaneously with the execution of this
               ---------------
Agreement, Raxco shall execute and deliver to AXENT a promissory note (the "Note") in the amount of Two Million Dollars ($2,000,000), which shall bear interest at the rate of eight percent (8%) per annum, such Note to be
                                           --- -----
substantially in the form of Exhibit E attached hereto, and a Security Agreement ("Security Agreement") pursuant to which Raxco grants AXENT a first priority security interest, subject to an agreement by AXENT to subordinate its security interest to certain of Raxco's commercial lenders, in and to the Assigned Product and to all accounts receivable related to the Assigned Product or the Licensed Product to secure payment of the Note, such Security Agreement to be substantially in the form of Exhibit G attached hereto.

          C.   Transfer Taxes. In the event that any sales, use or similar taxes
               --------------
are due to any governmental authority or as a result of the transfer and sale of all or any part of the Assigned Product hereunder, AXENT hereby agrees to pay any and all sales, use and similar taxes (and all penalties and interest, if any, thereon) arising from such sale and transfer from AXENT to Raxco. In the event that Raxco shall be required to pay an amount of taxes and applicable interest and penalties (unless AXENT disputes such taxes, interest and penalties), AXENT shall promptly reimburse Raxco after receipt of evidence that such taxes, interest or penalties have been paid.

     6.   Representations and Warranties of AXENT.  AXENT hereby makes the
          ---------------------------------------
following representations and warranties to Raxco, each of which shall survive the execution, delivery and performance hereof and without which Raxco would not enter into this Agreement:

          A.   Corporate Existence.  AXENT is a corporation duly organized,
               -------------------
validly existing and in good standing under the laws of the State of Delaware.

          B.   Authorization of Agreement.  The execution, delivery and
               --------------------------
performance of this Agreement, the licenses granted hereunder and all other agreements and instruments contemplated hereby have been duly and validly authorized actions of AXENT. AXENT has full power and legal right and power to execute, deliver and perform this Agreement and all other agreements and instruments contemplated hereby. There are no consents of any person, entity or governmental agency required for the execution, delivery and performance of this Agreement and all other agreements and instruments contemplated hereby by AXENT. This Agreement and all other agreements and instruments contemplated hereby constitute valid and legally binding obligations of AXENT, enforceable in accordance with their respective terms and conditions.

          C.   Ownership of Assigned Product Process.  To the knowledge of John
               -------------------------------------
Becker, Bob Edwards and Gary Ford ("AXENT's Knowledge"), AXENT has full and exclusive right, title and ownership in and to the Assigned Product. To AXENT's Knowledge, AXENT has full and exclusive right, title and ownership of all patents, copyrights, know-how, trademarks, trade names, service marks, registrations and applications therefor, and trade secrets relating to the Assigned Product sold hereunder, and the goodwill associated therewith or appurtenant thereto, free and clear of all copyright and other intellectual property rights of third parties, liabilities, charges, obligations, security interests and other encumbrances. To AXENT's Knowledge, a true and correct list of all registered patents, copyrights, trademarks, trade names, service marks and registrations and applications therefor is attached hereto as Exhibit F and made a part hereof.

          D.   No Broker.  No broker, agent or finder has been employed or
               ---------
authorized by AXENT to act on its behalf with respect to the matters contemplated by this Agreement nor is AXENT aware of any broker, agent or finder purporting to act on its behalf.

          E.   No Conflicts.  The execution and delivery of this Agreement and
               ------------
the consummation of the transactions contemplated hereby does not conflict with, violate or constitute a default under the charter or bylaws of AXENT or, to AXENT's Knowledge, any contract, agreement or other instrument to which AXENT is a party or by which AXENT is bound.

          F.   Litigation. To AXENT's Knowledge, there is no litigation, claim,
               ----------
proceeding or investigation pending or threatened with respect to the Assigned Product or the Licensed Product.

          G.   Agreements; Taxes. To AXENT's Knowledge, AXENT is not in breach
               -----------------
of or in default under any license, lease or resale arrangement, and AXENT has not received notice of any claim by any user of the Assigned Product. AXENT has previously provided to Raxco or its counsel accurate, complete and true copies of all agreements, leases or arrangements listed in Exhibit D, with all amendments, modifications or renewals thereof. To the extent AXENT was required to collect and/or pay sales tax with respect to any license, lease or sale of the Assigned Product prior to the date hereof, AXENT has done so and has remitted the same on a timely basis to the appropriate taxing authorities, together with all appropriate tax returns.

          H.   Source Code. To AXENT's Knowledge, AXENT has never provided part
               ------------
or all of the source code of any version of the Assigned Product to any third party, other than (i) developers and consultants performing services on Assigned Products, (ii) escrow agents, and (iii) Raxco.

          I.   Non-Infringement. To AXENT's Knowledge, there is no claim by
               ----------------
third parties of infringement of any third party intellectual property rights as a result of the development and marketing of the Assigned Product by AXENT. In case of breach of the foregoing representation by AXENT, AXENT shall cooperate with Raxco in procuring for Raxco and the customers of Raxco, at no additional cost to Raxco, the right to continue to use the infringing Assigned Product, or AXENT shall cooperate with Raxco in replacing or modifying the same in order to make it noninfringing, provided such modification or change does not adversely affect Raxco's or its customers' use of the Assigned Product.

     7.   Representations and Warranties of Raxco.  Raxco hereby makes the
          ---------------------------------------
following representations and warranties to AXENT, each of which shall survive the execution, delivery and performance hereof and without which AXENT would not enter into this Agreement:

          A.   No Conflicts.  The execution and delivery of this Agreement and
               ------------
the consummation of the transactions contemplated hereby does not conflict with, violate or constitute a default under the charter or bylaws of Raxco or, to Robert Nolan's knowledge, any contract, agreement or other instrument to which Raxco is a party or by which Raxco is bound or subject to.

          B.   No Infringement.  To Robert Nolan's knowledge, there is no claim
               ---------------
by third parties of infringement of any third party intellectual property rights as a result of the development and marketing of the Assigned Product or Licensed Product by Raxco. In case of breach of the foregoing representation by Raxco, Raxco shall procure, at no additional cost to AXENT, the right to continue to use the infringing Assigned Product or Licensed Product, or Raxco shall replace or modify the same in order to make it noninfringing, provided such modification or change does not adversely affect its customers' use of the Assigned Product or Licensed Product.

          C.   Other Agreements; Taxes.  To Robert Nolan's knowledge, Raxco is
               -----------------------
not in breach of or in default under any license pursuant to the EDA, and Raxco has not received notice of any breach or default by any user of the Assigned Product or Licensed Product. To the extent Raxco was required to collect and/or pay sales tax with respect to any license, lease or sale of the Assigned Product and Licensed Product prior to the date hereof, whether under the EDA or otherwise, Raxco has done so and has remitted the same on a timely basis to the appropriate taxing authorities, together with all appropriate tax returns.

          D.   Product Compliance.  Raxco is familiar with Assigned Product and
               ------------------
Licensed Product and accepts them "as is." Raxco agrees to respond to and use commercially reasonable efforts to resolve all year 2000 issues raised by customers of the Assigned Product and Licensed Product.

          E.   Corporate Existence.  Raxco is a corporation duly organized,
               -------------------
validly existing and in good standing under the laws of the State of Delaware.

          F.   Authorization of Agreement.  The execution, delivery and
               --------------------------
performance of this Agreement and all other agreements and instruments contemplated hereby have been duly and validly authorized actions of Raxco, including approval of its board of directors and, to the extent necessary, its stockholders. Raxco has full power and legal right and power to execute, deliver and perform this Agreement and all other agreements and instruments contemplated hereby. There are no consents of any person, entity or governmental agency required for the execution, delivery and performance of this Agreement and all other agreements and instruments contemplated hereby by Raxco. This Agreement and all other agreements and instruments contemplated hereby constitute valid and legally binding obligations of Raxco, enforceable in accordance with their respective terms.

          G.   Solvency. To Robert Nolan's knowledge, Raxco is solvent as it
               --------
currently has the ability to pay its debts as they become due. To Robert Nolan's knowledge, neither Raxco nor any creditor of Raxco has instituted by petition, application, answer, consent or otherwise, any bankruptcy, insolvency, readjustment of debts, liquidation or similar proceeding relating to Raxco, and Raxco has not made any arrangement for the benefit of any creditor. To Robert Nolan's knowledge ,no creditor of Raxco has applied for a receiver, trustee or similar officer with respect to Raxco or any property of Raxco.

     8.   Confidentiality.
          ---------------

          A.   Covenant Not to Disclose Confidential Information. Each of the
               -------------------------------------------------
parties understands that it and its officers, employees, agents, or representatives, in the course of performing this Agreement, will have access to and come into contact with information including Assigned Product, Licensed Product, computer software systems and programs, data, operational techniques and methodology, ideas, concepts and documents and also business data including, but not limited to, the terms of this Agreement, and other trade secrets of the other party (hereinafter referred to collectively as "Confidential Information"). All Confidential Information, unless otherwise specifically declared to the receiving party, is deemed to have pecuniary value to the disclosing party and to be confidential, proprietary, and trade secret in nature. Each party agrees to protect and treat as confidential any Confidential Information disclosed by the other party using the same care as it would in protecting its own information of a similar nature but no less than reasonable care, and not to disclose such Confidential Information to third parties or to use such Confidential Information for any purposes whatsoever other than to abide by this Agreement. Each party will (i) require each of its employees, agents, consultants and representatives who have access to Confidential Information of the other party to be bound by a written agreement prohibiting disclosure of confidential information of others to which they have access,
(ii) advise each of them of their obligation to keep Confidential Information confidential, and (iii) not cause or permit other persons or entities to have access to such Confidential Information without the disclosing party's prior written consent. Neither party shall have an obligation to maintain such information in confidence provided, the receiving party can show that such information (i) was in its possession without any obligation of confidence prior to disclosure of such information by other party, (ii) is or becomes publicly available through no fault of the receiving party, (iii) was developed by the receiving party independent of the Confidential Information, or (iv) is required to be disclosed pursuant to a valid court order or other governmental body or political subdivision thereof, provided however, that the receiving party shall first give written notice to the disclosing party, so that disclosing party can seek appropriate legal remedies, including but not limited to a protective order.

          B.   Injunctive Relief.  The parties understand that irreparable harm
               -----------------
will result from breaches any of obligation under Section 8A and that monetary damages shall be inadequate compensation for such breach. Accordingly, the parties agree that, in the event of a breach or threatened breach of any of the provisions of Section 8A, in addition to and not in limitation of any other rights, remedies and damages available at law or in equity, a temporary restraining order, preliminary injunction and permanent injunction to prevent or to restrain any breach will be required.

     9.   Covenants of Raxco. Until the Note is paid or satisfied in full, Raxco
          ------------------
covenants and agrees that it shall not sell, transfer or assign any interest in the ownership of any part of the Assigned Product or any other software product owned in whole or part by Raxco to any person or entity, including, without limitation, any subsidiary, joint venture or other affiliate of Raxco without the express prior written consent of AXENT. Further, until the Note is paid or satisfied in full, Raxco covenants and agrees that, without the express prior written consent of AXENT, it shall not grant to any person or entity any right
(a) to distribute or resell the Assigned Product or the Licensed Product other than royalty-bearing rights to resell object code copies of such products or (b) to prepare derivative works of the Assigned Product or Licensed Product if the ownership of such derivative works does not vest fully and completely in Raxco.

     10.  Default.  In the event Raxco shall be in breach of any representation,
          --------
warranty, covenant or agreement in this Agreement or the Security Agreement, or in the event that Raxco shall be in breach of its obligations under the Note, AXENT may, by written notice to Raxco, require the remedy of the breach or the performance of the obligation and, if Raxco fails to remedy or cure a breach of this Agreement, the Security Agreement or the Note to the satisfaction of AXENT within thirty (30) calendar days after Raxco receives such notice, AXENT may, by written notice, declare Raxco in default under this Agreement, terminate all rights of Raxco with respect to the Licensed Product hereunder and require that Raxco immediately return all copies of Confidential Information related to the
Licensed Product.   In addition, AXENT shall be entitled to avail itself
cumulatively of any and all rights and remedies available under this Agreement, the Note and the Security Agreement and at law or equity.

     11.  Miscellaneous.
          -------------

          A.   Notices.  All notices, demands or consents required or permitted
               -------
to be given under this Agreement shall be in writing and shall be hand delivered or sent by registered or certified mail, postage prepaid, return receipt requested, or overnight delivery service with signature required:

          If to Raxco:

                    Raxco Software, Inc.
                    6 Montgomery Village Avenue, Suite 500
                    Gaithersburg, MD 20879
                    Attention:  Robert E. Nolan, President

          with a copy to:

                    Shaw Pittman Potts & Trowbridge
                    2300 N Street, N.W.
                    Washington, D.C. 20037
                    Attention:  Thomas J. Knox, Esq.

          If to AXENT:

                    AXENT Technologies, Inc.
                    2400 Research Boulevard, Suite 200
                    Rockville, MD 20850
                    Attention:  Gary M. Ford, Esq., Vice President and
                                General Counsel

          B.   Entire Agreement; Waiver; Amendment or Modification.  This
               ---------------------------------------------------
Agreement and the Exhibits hereto constitute the entire agreement between the parties with respect to the matters set forth herein. No waiver, amendment or modification of any provision hereof or of any right or remedy hereunder shall be effective unless in writing and signed by the party against whom such waiver, amendment or modification is sought to be enforced. No failure by any party to exercise, and except as specified in this Agreement, no delay by any party in exercising, any right, power or remedy with respect to the obligations set forth herein, shall operate as a waiver of any such right, power or remedy.

          C.   Benefits and Burdens; Assignment. This Agreement shall be binding
               --------------------------------
upon and inure to the benefit of the heirs, executors, administrators, personal and legal representatives, successors and assigns of the parties hereto. Neither this Agreement nor the rights, benefits and obligations hereunder shall be assignable in full or in part by Raxco without the prior written consent of AXENT until the Note has been paid or satisfied in full.

          D.   Governing Law; Severability; Venue.  The validity, construction,
               ----------------------------------
enforcement, interpretation and performance of this Agreement and the rights, obligations and liabilities of the parties hereto shall be governed by the substantive laws of the State of Maryland. It is agreed by the parties hereto that any action, suit, proceeding or dispute hereunder or relating to any term or provision hereof shall be brought only in the courts of Montgomery County, Maryland or the United States District Court for the District of Maryland, and all parties hereto hereby stipulate and agree to submit to the personal jurisdiction of any or all of such courts in the event that any such action, suit or proceeding against it or them is commenced in such court and process is served upon such party by any legal means. In the event that any provision of this Agreement or the application of such provision shall be held by any court to be contrary to such applicable law, the remaining provisions of this Agreement shall remain in full force and effect.

          E.   Headings.  The headings contained herein are for convenience and
               --------
reference only and shall not be used in construing or interpreting any of the provisions hereof.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                    AXENT:
                                    -----

ATTEST:                             AXENT Technologies, Inc.,
                                    a Delaware corporation



By:  /S/ GARY M. FORD               By:    /S/ JOHN C. BECKER
   ------------------                   --------------------------------
         Secretary                  Name:  John C. Becker
                                    Title: Chairman and Chief Executive Officer


                                    RAXCO:
                                    -----

                                    Raxco Software, Inc.,
                                    a Delaware corporation


By:  /S/ WILLIAM FOLLIN             By:    /S/ ROBERT E. NOLAN
   --------------------                 --------------------------------
         Secretary                  Name:  Robert E. Nolan
                                    Title: President

                                   EXHIBIT A

                               ASSIGNED PRODUCT

1.   PerfectCache
2.   PerfectDisk
3.   UltraDisk (also known as Fragment Fighter)
4.   PerfectFile (RSU)
5.   PerfectTune
6.   RaxMaster
7.   Diskit

                                   EXHIBIT B

                               LICENSED PRODUCT

1.   Control
2.   Raxco Support