Form 10-Q
period 1999-06-30
AXENT TECHNOLOGIES INC
filed 1999-08-16
CIK 1007997

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
---
1934

For the transition period from ______ to ______.

                        Commission File Number: 0-28100

                                 _____________

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

                               ________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes___X___    No______



As of August 12, 1999, there were 27,935,083 shares outstanding of the Registrant's Common Stock, par value $.02 per share.

                            AXENT TECHNOLOGIES, INC.
                            -----------------------

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

         Unaudited Condensed Consolidated Balance Sheets as of               4
         June 30, 1999 and December 31, 1998

         Unaudited Condensed Consolidated Statements of Operations           5
         for the three and six months ended June 30, 1999 and 1998

         Unaudited Condensed Consolidated Statements of Cash Flows           6
         for the six months ended June 30, 1999 and 1998

         Unaudited Condensed Consolidated Statements of Comprehensive        7
         Income (Loss) for the three and six months ended June 30, 1999 and 1998

         Notes to Unaudited Condensed Consolidated Financial Statements      8

Item 2.  Management's Discussion and Analysis of                            12
         Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         22

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 6.  Exhibits and Reports on Form 8-K                                   22

SIGNATURES                                                                  24

PART I.    FINANCIAL INFORMATION


Item 1.
-------

                             FINANCIAL STATEMENTS

The financial statements set forth below at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on March 31, 1999.

                           AXENT TECHNOLOGIES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)







                                                                June 30,         December 31,
                                                                  1999               1998
                                                              -----------        ------------
ASSETS

Current assets:
   Cash and cash equivalents                                    $ 97,985            $ 80,035
   Marketable securities                                           8,774              31,774
   Accounts receivable, net                                       25,818              28,300
   Other current assets                                            3,603               4,128
                                                              -----------        ------------

      Total current assets                                       136,180             144,237

Property and equipment, net                                       11,772               7,482
Goodwill and other intangible assets                              29,024               2,340
Other assets                                                      10,297               7,217
                                                              -----------        ------------
      Total assets                                              $187,273            $161,276
                                                              ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                     $ 19,760            $ 15,764
   Deferred revenue                                               15,307              11,184
                                                              -----------        ------------
      Total liabilities                                           35,067              26,948
                                                              -----------        ------------

Stockholders' equity:
   Common stock, par value $0.02: 27,896,264 and 26,163,284
         shares issued and outstanding, respectively                 558                 523
   Additional paid-in capital                                    188,885             161,386
   Accumulated deficit                                           (36,554)            (27,211)
   Accumulated comprehensive income and other                       (683)               (370)
                                                              -----------        ------------

      Total stockholders' equity                                 152,206             134,328
                                                              -----------        ------------

      Total liabilities and stockholders' equity                $187,273            $161,276
                                                              ===========        ============

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                        For the Three Months    For the Six Months
                                                           Ended June 30,         Ended June 30,
                                                        --------------------    -----------------
                                                          1999        1998        1999      1998
                                                        --------    --------    -------   -------
Net revenues:
   Product licenses                                     $ 17,545    $ 17,392    $32,731   $33,675
   Services                                                8,884       5,148     15,142     9,196
                                                        --------    --------    -------   -------
      Total net revenues                                  26,429      22,540     47,873    42,871

Cost of net revenues                                       3,721       2,209      6,864     4,246
                                                        --------    --------    -------   -------
Gross profit                                              22,708      20,331     41,009    38,625

Operating expenses:
   Sales and marketing                                    15,659       9,597     29,315    18,738
   Research and development                                6,922       4,551     13,216     8,709
   General and administrative                              2,667       1,430      5,369     2,912
   Amortization of acquired intangible assets              1,309          83      1,460       164
   Acquisition-related charges                                 -           -      3,753    17,422
                                                        --------    --------    -------   -------
       Total operating expenses                           26,557      15,661     53,113    47,945
                                                        --------    --------    -------   -------

Income (loss) before royalties, interest and taxes        (3,849)      4,670    (12,104)   (9,320)

   Interest income and other                               1,050       1,022      2,118     2,474
   Royalty income                                              -         558          -     1,127
   Income tax benefit (provision)                            598      (2,283)     1,717      (178)
                                                        --------    --------    -------   -------

Net income (loss)                                       $ (2,201)   $  3,967    $(8,269)  $(5,897)
                                                        ========    ========    =======   =======

Net income (loss) per common share (basic):             $  (0.08)   $   0.16    $ (0.30)  $ (0.24)
                                                        --------    --------    -------   -------
Number of shares used in computing net income
(loss) per common share outstanding (basic)               27,843      25,195     27,124    24,779
                                                        --------    --------    -------   -------

Net income (loss) per common share (diluted):           $  (0.08)   $   0.15    $ (0.30)  $ (0.24)
                                                        --------    --------    -------   -------
Number of shares used in computing net income
(loss) per common share outstanding (diluted)             27,843      27,234     27,124    24,779
                                                        --------    --------    -------   -------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                        -----------------------------------------
                                                                                1999                    1998
                                                                        ------------------      -----------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net loss                                                                      $(8,269)              $ (5,897)
     Non-cash items:
       Depreciation and amortization                                                 3,143                  1,453
       Deferred income taxes                                                        (2,141)                (2,533)
       Write-off of in process research and development                              2,000                      -
     Change in assets and liabilities                                                3,251                  4,052
                                                                        ------------------      -----------------

         Net cash used by operating activities                                      (2,016)                (2,925)
                                                                        ------------------      -----------------
   Investing activities:
     Capital expenditures                                                           (3,140)                (3,422)
     Proceeds from the sale of marketable securities                                     -                    389
     Purchases of short-term investments                                            (2,067)               (34,442)
     Maturity of short-term investments                                             25,067                 31,503
     Payments for business acquisitions, net of cash acquired                       (2,160)                     -
                                                                        ------------------      -----------------

         Net cash provided (used) by investing activities                           17,700                 (5,972)
                                                                        ------------------      -----------------
  Financing activities:
    Proceeds from issuance of common stock                                           2,579                  8,471
                                                                        ------------------      -----------------

         Net cash provided by financing activities                                   2,579                  8,471
                                                                        ------------------      -----------------


  Effect of exchange rate changes on cash                                             (313)                   (33)
                                                                        ------------------      -----------------

  Net increase (decrease) in cash and cash equivalents                              17,950                   (459)
  Cash and cash equivalents, beginning of period                                    80,035                 51,632
                                                                        ------------------      -----------------
  Cash and cash equivalents, end of period                                         $97,985               $ 51,173
                                                                        ==================      =================



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)


                                                            For the Three Months                      For the Six Months
                                                               Ended June 30,                           Ended June 30,
                                                    -----------------------------------     ------------------------------------
                                                          1999                1998                 1999                 1998
                                                    --------------      ---------------     ---------------      ---------------

   Net income (loss)                                       $(2,201)              $3,967             $(8,269)             $(5,897)
   Other comprehensive income (loss):
       Realization of gain on marketable securities               -                   -                   -                 (238)
       Currency translation effects                              59                   8                (313)                 (33)
                                                    --------------      ---------------     ---------------      ---------------
   Comprehensive income (loss)                             $(2,142)              $3,975             $(8,582)             $(6,168)
                                                    ==============      ===============     ===============      ===============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

AXENT Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "AXENT") develop, market, license and support enterprise-wide information security solutions for client/server computing environments and provide related services.

On January 12, 1999 and March 31, 1999, the Company completed the acquisitions of Internet Tools, Inc. ("ITI") and PassGo(TM) Technologies, Ltd. ("PassGo"), respectively. ITI was accounted for as a pooling of interests and PassGo was accounted for using the purchase method of accounting. The Company's unaudited condensed consolidated financial statements have been restated to reflect the acquisition of Internet Tools, Inc. ("ITI") and these financial statements reflect the operations of PassGo since March 31, 1999. These acquisitions were recorded in accordance with APB No. 16. The Company's historical financial statements and related financial information included in this report have been restated to combine earlier financial statements of AXENT and ITI.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and six month periods ended June 30, 1999 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1998, which are included in the Company's Form 10-K filed with the SEC on March 31, 1999.

Business Combinations

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGo, a worldwide leader in centralized user access and control, and single sign-on and password synchronization products. In conjunction with the acquisition, the Company issued 1,486,146 shares of common stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 64,157 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of PassGo have been included in the accompanying financial statements from the date of acquisition. The purchase price, including transaction costs, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $28.31 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. The Company recorded a charge for acquired in-process research and development of approximately $2.0 million for the six months ended June 30, 1999. The charge reflects technology acquired for which technological feasibility had not been reached and for which there is no alternative future use.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of CKS Limited had occurred at the beginning of 1998. The unaudited pro forma information is presented for information purposes only and is not indicative of what would have occurred if the acquisition had actually been made as of the beginning of 1998. In addition, the unaudited pro forma information is not intended to be a projection of future results and does not reflect synergies expected to result from the integration of CKS Limited and AXENT.

Unaudited Pro Forma Information:
                                                              For the Six Months                For the Six Months
                                                              Ended June 30, 1999              Ended June 30, 1998
                                                              -------------------              -------------------

Net revenues                                                    $ 50,176,000                     $ 48,964,000
Net loss from operations                                        $(10,906,000)                    $(10,049,000)
Net loss per common share from operations
(basic & diluted)                                               $      (0.39)                    $      (0.38)

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

During 1998, the Company consummated its merger with Raptor Systems, Inc. ("Raptor") in which it acquired 100% of the outstanding stock of Raptor for 10,952,380 shares of AXENT common stock and exchanged stock options covering a total of 1,725,988 shares of AXENT common stock. The Company incurred approximately $17.42 million in acquisition-related transaction and other costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of Raptor were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" segment includes the consulting services segment as it is below the quantitative thresholds, corporate related items and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.


                                                    For the Three Months                             For the Six Months
                                                       Ended June 30,                                  Ended June 30,
                                        -----------------------------------------      -------------------------------------------
                                                1999                    1998                    1999                    1998
                                        ------------------      -----------------      -------------------      ------------------

Net revenues:
  Software products                            $24,670,000            $21,202,000             $ 44,755,000            $ 40,917,000
  Other                                          1,759,000              1,338,000                3,118,000               1,954,000
                                        ------------------      -----------------      -------------------      ------------------
      Total net revenues                       $26,429,000            $22,540,000             $ 47,873,000            $ 42,871,000
                                        ==================      =================      ===================      ==================

Segment operating profit (loss):
  Software products                            $(1,829,000)           $ 5,312,000             $ (3,775,000)           $  9,935,000
  Other                                         (2,020,000)              (642,000)              (8,329,000)            (19,255,000)
                                        ------------------      -----------------      -------------------      ------------------
      Total segment operating profit
       (loss)                                  $(3,849,000)           $ 4,670,000             $(12,104,000)           $ (9,320,000)
                                        ==================      =================      ===================      ==================

Total assets:
  Software products                                                                           $ 37,659,000            $ 32,182,000
  Other                                                                                        149,614,000             105,289,000
                                                                                       -------------------      ------------------
      Total assets                                                                            $187,273,000            $137,471,000
                                                                                       ===================      ==================

The Company's areas of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. No single foreign country is significant to the consolidated operations. Foreign operations' revenue, profit and identifiable assets are shown in the following table.


                                                   For the Three Months                           For the Six Months
                                                      Ended June 30,                                Ended June 30,
                                        ----------------------------------------     ------------------------------------------
                                                1999                  1998                   1999                    1998
                                        -----------------      -----------------     ------------------      ------------------

Net revenues:
  U.S.                                        $18,646,000            $16,407,000           $ 34,670,000            $ 33,038,000
  International                                 7,783,000              6,133,000             13,203,000               9,833,000
                                        -----------------      -----------------     ------------------      ------------------
      Total net revenues                      $26,429,000            $22,540,000           $ 47,873,000            $ 42,871,000
                                        =================      =================     ==================      ==================

Profit (loss):
  U.S.                                        $(2,517,000)           $ 2,950,000           $ (8,540,000)           $ (6,546,000)
  International                                   316,000              1,017,000                271,000                 649,000
                                        -----------------      -----------------     ------------------      ------------------
      Total profit (loss)                     $(2,201,000)           $ 3,967,000           $ (8,269,000)           $ (5,897,000)
                                        =================      =================     ==================      ==================

Total assets:
  U.S.                                                                                     $168,926,000            $136,913,000
  International                                                                              18,347,000                 558,000
                                                                                     ------------------      ------------------
      Total assets                                                                         $187,273,000            $137,471,000
                                                                                     ==================      ==================

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

Overview

AXENT is a global leader in information security and provides e-security solutions that maximize customers' business advantage. The Company delivers integrated products and expert services to assess, protect, enable and manage business processes and information assets. Through the Company's unique Lifecycle Security methodology combined with Smart Security Architecture, solutions are provided that permit customers to select the right level of security for their business needs. The Company's award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, virtual private network capabilities, Web-access, single sign-on and user administration for the entire enterprise.

To continue the expansion of the Company's revenue base, the Company has focused its efforts on delivering integrated products and expert services. It is the Company's desire to continue pursuing growth by creating more solutions for its customers. During 1999 and 1998, the Company strengthened its focus as a comprehensive, enterprise-security solutions provider with four important acquisitions. Within the first quarter of 1999 the Company acquired ITI and PassGo. The acquisition of ITI will further solidify the Company's role as the industry leader in intrusion detection and the PassGo acquisition will strengthen the Company's ability to provide simplified, secure access to information and centralized user access control for e-business. During the first and third quarters of 1998, the Company acquired Raptor and SNCI, respectively. Raptor's product line has enhanced and validated the Company's security products and services, and SNCI has enhanced the Company's ability to act as the customers' trusted security partner in offering complete solutions through the entire security lifecycle.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                              Three Months                                Six Months
                                                             Ended June 30,                             Ended June 30,
                                                -------------------------------------        ----------------------------------
                                                       1999                  1998                  1999                 1998
                                                ---------------        --------------        -------------        -------------
Net revenues:
 Product licenses                                          66.4%                 77.2%                68.4%                78.5%
 Services                                                  33.6                  22.8                 31.6                 21.5
                                                ---------------        --------------        -------------        -------------
  Total net revenues                                      100.0                 100.0                100.0                100.0

Cost of net revenues                                       14.1                   9.8                 14.3                  9.9
                                                ---------------        --------------        -------------        -------------

Gross profit                                               85.9                  90.2                 85.7                 90.1

Operating expenses:
 Sales and marketing                                       59.2                  42.6                 61.2                 43.7
 Research and development                                  26.2                  20.2                 27.6                 20.3
 General and administrative                                10.1                   6.3                 11.2                  6.8
 Amortization of acquired intangible assets                 5.0                   0.4                  3.0                  0.4
 Acquisition-related charges                                 --                    --                  7.8                 40.6
                                                ---------------        --------------        -------------        -------------
  Total operating expenses                                100.5                  69.5                110.8                111.8
                                                ---------------        --------------        -------------        -------------

Income (loss) before royalties, interest and
 taxes                                                    (14.6)                 20.7                (25.1)               (21.7)

 Interest income and other                                  4.0                   4.5                  4.4                  5.8
 Royalty income                                              --                   2.5                   --                  2.6
 Income tax benefit (provision)                             2.3                 (10.1)                 3.6                 (0.4)
                                                ---------------        --------------        -------------        -------------

Net income (loss)                                         (8.3)%                 17.6%              (17.1)%              (13.7)%
                                                ===============        ==============        =============        =============


                 Three Months Ended June 30, 1999 Compared to
                       Three Months Ended June 30, 1998

Net Revenues

The Company's total net revenues increased 17.3% or $3.89 million from $22.54 million for the three months ended June 30, 1998 to $26.43 million for the three months ended June 30, 1999.

The Company's net revenues from product licenses increased approximately 1.0%, or $153,000 from $17.39 million for the three months ended June 30, 1998 to $17.54 million for the three months ended June 30, 1999. For those periods in 1998 and 1999, net revenues from product licenses represented 77.2% and 66.4%, respectively, of total net revenues. The Company's revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for the Company's products', the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; the Company's ability to maintain and expand its domestic and international sales and marketing organizations; the Company's ability to develop new and enhanced products; the availability of personnel and the Company's ability to attract and retain key personnel; the mix of distribution channels through which the Company's products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; Year 2000 issues; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of the Company's actual or anticipated quarterly revenues can be substantial, and the inability to close such transactions may have a material adverse impact on the operating results of the Company.

The Company's net revenues from services increased approximately 72.6%, or $3.74 million, from $5.14 million for the three months ended June 30, 1998 to $8.88 million for the three months ended June 30, 1999. The increase in services revenues is primarily attributable to the increases in implementation consulting services, customer training courses and customers under maintenance contracts. For those periods in 1998 and 1999, net revenues from services represented 22.8% and 33.6%, respectively, of total net revenues.

The Company's net revenues from North American and international operations were 71% and 29% of total revenues, respectively, for the three months ended June 30, 1999 as compared to 73% and 27%, respectively, for the same period in 1998. The increase in the international revenues as a percentage of total revenue from 1998 to 1999 is attributable to increased sales due to the expansion of the Company's operations in European and Asian markets and the acquisition of UK based PassGo.

Cost of Net Revenues

The Company's cost of net revenues includes costs of media, product packaging, documentation and other production costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 68.4%, or $1.51 million, from $2.21 million for the three months ended June 30, 1998 to $3.72 million for the three months ended June 30, 1999. For those periods in 1998 and 1999, cost of net revenues represented 9.8% and 14.1% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with consulting services, which have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 63.2%, or $6.06 million, from $9.60 million for the three months ended June 30, 1998 to $15.66 million for the three months ended June 30, 1999. For those periods in 1998 and 1999, sales and marketing expenses represented 42.6% and 59.2% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues was due to an increase in staff and marketing programs to support the Company's sales and marketing activities plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire necessary staff and expand its marketing activities to promote expansion of the Company's business.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 52.1%, or $2.37 million, from $4.55 million for the three months ended June 30, 1998 to $6.92 million for the three months ended June 30, 1999. For those periods in 1998 and 1999, research and development expenses represented 20.2% and 26.2% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues resulted from the addition of staff, the use of outside consultants needed to develop, maintain and enhance the Company's software products plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 86.5%, or $1.24 million, from $1.43 million for the three months ended June 30, 1998 to $2.67 million for the three months ended June 30, 1999. For those periods in 1998 and 1999, general and administrative expenses represented 6.3% and 10.1% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support the Company's operations and the integration of PassGo and ITI. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consist primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $1.23 million, from $83,000 for the three months ended June 30, 1998 to $1.31 million for the three months ended June 30, 1999. The increase in dollar amount is primarily due to the amortization of goodwill resulting from the acquisition of PassGo.

Income (Loss) before Royalties, Interest and Taxes

Loss from continuing operations before royalties, interest and taxes increased $8.52 million from a profit of $4.67 million for the three months ended June 30, 1998 to a loss of $3.85 million for the three months ended June 30, 1999. The increase is primarily attributable to the increases in operating expenses.

Royalty Income

Royalty income in 1998 consisted of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco Software, Inc. ("Raxco") related to certain OpenVMS utility software products owned by AXENT. Raxco has experienced declining revenues for these products as a result of the erosion of market share that the OpenVMS platform has experienced world-wide. Royalty income declined to zero from $558,000 for the three months ended June 30, 1999 and 1998, respectively, as a result of the transfer of those products and all related liabilities to Raxco and termination of the Exclusive Distributor License Agreement during the first quarter in 1999.

Interest Income and Other

Interest income and other increased 2.7%, or $28,000, from $1.02 million for the three month period ended June 30, 1998 to $1.05 million for the three month period ended June 30, 1999. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax provision related to its taxable income from operations of $2.28 million for the three months ended June 30, 1998 and a tax benefit related to its taxable loss from operations of $598,000 for the three months ended June 30, 1999.

The effective tax rate for the three months ended June 30, 1999 is 21.4%, compared to an effective tax rate of 36.5% for the three months ended June 30, 1998. The decrease in the effective tax rate for 1999 is principally due to the amortization of acquired intangibles, which is not deductible for tax purposes. Excluding the amortization of acquired intangibles, the effective tax rate for both periods is approximately 36%.

Net Income (Loss)

As a result of the above, the Company recorded a loss of $2.20 million for the three months ended June 30, 1999 compared to a profit of $3.97 million for the three months ended June 30, 1998.


                   Six Months Ended June 30, 1999 Compared to
                         Six Months Ended June 30, 1998

Net Revenues

The Company's total net revenues increased approximately 11.7 % or $5.0 million from $42.87 million for the six months ended June 30, 1998 to $47.87 million for the six months ended June 30, 1999.

The Company's net revenues from product licenses decreased approximately 2.8%, or $944,000, from $33.67 million for the six months ended June 30, 1998 to $32.73 million for the six months ended June 30, 1999. For those periods in 1998 and 1999, net revenues from product licenses represented 78.5% and 68.4%, respectively, of total net revenues. The Company's revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for the Company's products', the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; the Company's ability to maintain and expand its domestic and international sales and marketing organizations; the Company's ability to develop new and enhanced products; the availability of personnel and the Company's ability to attract and retain key personnel; the mix of distribution channels through which the Company's products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; Year 2000 issues; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of the Company's actual or anticipated quarterly revenues can be substantial and the inability to close such transactions may have a material adverse impact on the operating results of the Company.

The Company's net revenues from services increased approximately 64.7%, or $5.95 million, from $9.19 million for the six months ended June 30, 1998 to $15.14 million for the six months ended June 30, 1999. The increase in services revenues is primarily attributable to the increases in implementation consulting services, customer training courses and customers under maintenance contracts. For those periods in 1998 and 1999, net revenues from services represented 21.5% and 31.6%, respectively, of total net revenues.

The Company's net revenues from North American and international operations were 72% and 28% of total revenues, respectively, for the six months ended June 30, 1999 as compared to 77% and 23%, respectively, for the same period in 1998. The increase in the international revenues as a percentage of total revenue from 1998 to 1999 is attributable to increased sales due to the expansion of the Company's operations in European and Asian markets and the acquisition of UK based PassGo.

Cost of Net Revenues

Cost of net revenues increased approximately 61.7%, or $2.62 million, from $4.24 million for the six months ended June 30, 1998 to $6.86 million for the six months ended June 30, 1999. For those periods in 1998 and 1999, cost of net revenues represented 9.9% and 14.3% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with consulting services, which have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses increased 56.4%, or $10.58 million, from $18.74 million for the six months ended June 30, 1998 to $29.32 million for the six months ended June 30, 1999. For those periods in 1998 and 1999, sales and marketing expenses represented 43.7% and 61.2% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues was due to an increase in staff and marketing programs to support the Company's sales and marketing activities plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire necessary staff and expand its marketing activities to promote expansion of the Company's business.

Research and Development

Costs related to research and development of products are expensed as incurred. Research and development expenses increased 51.8%, or $4.51 million, from $8.71 million for the six months ended June 30, 1998 to $13.22 million for the six months ended June 30, 1999. For those periods in 1998 and 1999, research and development expenses represented 20.3% and 27.6% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues resulted from the addition of staff, the use of outside consultants needed to develop, maintain and enhance the Company's software products plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses increased 84.4%, or $2.46 million, from $2.91 million for the six months ended June 30, 1998 to $5.37 million for the six months ended June 30, 1999. For those periods in 1998 and 1999, general and administrative expenses represented 6.8% and 11.2% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support the Company's operations, the integration of acquisitions plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets consist primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $1.30 million, from $164,000 for the six months ended June 30, 1998 to $1.46 million for the six months ended June 30, 1999. The increase in dollar amount is primarily due to the amortization of goodwill resulting from the acquisition of PassGo.

Acquisition-Related Charges

In the six months ended June 30, 1999, the Company incurred charges of approximately $1.75 million for severance, investment banking, legal and accounting fees, and other costs related to the merger with ITI, and approximately $2.00 million of in-process research and development expense in connection with the acquisition of PassGo. In the six months ended June 30, 1998, the Company incurred a charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal and accounting fees, and other costs related to the merger with Raptor.

Income (Loss) before Royalties, Interest and Taxes

Loss from continuing operations before royalties, interest and taxes increased $2.78 million from a loss of $9.32 million for the six months ended June 30, 1998 to a loss of $12.10 million for the six months ended June 30, 1999. The increase is primarily attributable to the increase in operating expenses.

Royalty Income

Royalty income in 1998 consisted of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco Software, Inc. ("Raxco") related to certain OpenVMS utility software products owned by AXENT. Raxco has experienced declining revenues for these products as a result of the erosion of market share that the OpenVMS platform has experienced world-wide. Royalty income declined to zero from $1.13 million for the six months ended June 30, 1999 and 1998, respectively, as a result of the transfer of those products and all related liabilities to Raxco and termination of the Exclusive Distributor License Agreement during the first quarter in 1999.

Interest Income and Other

Interest income and other decreased 14.4%, or $356,000, from $2.47 million for the six month period ended June 30, 1998 to $2.11 million for the six month period ended June 30, 1999. The decrease relates primarily to the sale of marketable securities in 1998 and there were no such sales of this type in 1999. It is the Company's policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

The Company recorded a tax provision related to its taxable income from operations of $178,000 for the six months ended June 30, 1998 and a tax benefit related to its taxable loss from operations of $1.72 million for the six months ended June 30, 1999.

The effective tax rate for the six months ended June 30, 1999 is 17.2%, compared to an effective tax rate of 3.1% for the six months ended June 30, 1998. The difference between the effective tax rate and the statutory rate is principally due to the amortization of acquired intangibles and the write off of certain acquisition costs, which are not deductible for tax purposes. Excluding these items from income, the effective tax rate for both periods is approximately 36%.

Net Income (Loss)

As a result of the above, the Company recorded a loss of $8.27 million for the six months ended June 30, 1999 compared to a loss of $5.90 million for the six months ended June 30, 1998.

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

The Company believes it has identified its equipment and systems that are critical to its operations, such as communications and networking equipment, related software and certain hardware and software systems, and has completed its assessment of the Year 2000 compliance of substantially all of such equipment and systems, although it is continuing to assess and test. The Company also is continuing to assess and test the Year 2000 compliance of various items of equipment, computer systems, applications software, and equipment containing embedded systems that the Company does not consider critical to its operations. The Company has replaced or is replacing several internal information systems critical to its operations as part of its normal development and expansion of salesforce automation, accounting and customer service-related information systems. The Company has received product warranties that those systems are Year 2000 compliant, and expects that installation and Year 2000 testing will be completed by September 1999.

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

Financial Condition-Liquidity and Capital Resources
---------------------------------------------------

The Company's overall cash and cash equivalents were $97.99 million at June 30, 1999, an increase of approximately $17.95 million from $80.04 million at December 31, 1998. During the six month periods ended June 30, 1998 and 1999, respectively, the Company financed its operations primarily through cash reserves and available working capital. The Company's operating activities used cash of $2.93 million and $2.02 million for the six month periods ended June
30, 1998 and 1999, respectively.   Net cash used by operating activities in the
six months ended June 30, 1999 was primarily a result of the payments for transaction related costs associated with the acquisitions of Raptor and ITI.

The Company made capital expenditures of approximately $3.42 million and $3.14 million for the six month periods ended June 30, 1998 and 1999, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of June 30, 1999.

During the six month periods ended June 30, 1999, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $448,000 and $1.50 million for transaction costs associated with the acquisitions of Raptor and ITI, respectively; 2) the Company received proceeds of $2.58 million from the issuance of common stock upon stock option exercises and under its employee stock purchase plan; 3) the Company purchased $2.07 million of marketable securities; 4) the Company received $25.07 million from the maturity of short-term investments; and 5) the Company paid $2.16 million for the PassGo acquisition-related expenses offset by cash acquired.

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

Factors Affecting International Operations

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. Based upon our overall currency rate exposure at June 30, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted. To date, our foreign currency gains and losses have been immaterial.

Factors Affecting Marketable Securities

The fair value of the Company's investments in marketable securities at June 30, 1999 was $8.8 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Performance" above.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

At the 1999 annual meeting of AXENT's stockholders on June 4, 1999, stockholders of record at the close of business on April 9, 1999 re-elected Richard A. Lefebvre and Gabriel A. Battista as directors to serve until the annual meeting of stockholders in 2002. There were 22,194,015 shares voted at the meeting; for Mr. Lefebvre, 21,914,739 shares (98.74% of the shares voted) were voted for re-election and 279,276 shares were voted against; for Mr. Battista, 21,901,511 shares (98.68% of the shares voted) were voted for election and 292,504 shares were voted against; there were no abstentions or broker non-votes with respect to either candidate. Messrs. Lefebvre and Battista join John C. Becker, John F. Burton, Timothy A. Davenport and Kevin A. McNerney, whose terms as directors of AXENT continued after the 1999 annual meeting.

At that meeting, AXENT's stockholders also approved AXENT's 1999 Incentive Stock Plan (the "Option Plan") and the reservation of 1,300,000 shares of AXENT common stock for issuance thereunder. Of the 22,194, 015 shares voted at the meeting, 18,487,609 shares voted to approve the Option Plan, 3,634,051 shares voted against approval, and 72,355 shares abstained; there were no "broker non-votes" on that matter. The Option Plan was approved by 83.30% of the shares voting at the meeting and 66.41% of the shares outstanding on the record date of the meeting.


Item 6.           Exhibits and Reports on Form 8-K.
------            --------------------------------

(a) The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number                           Description
--------------                           -----------

     3.1   (1)          Amended and Restated Certificate of Incorporation of
                        AXENT.
     3.2   (2)          Amended and Restated Bylaws of AXENT.
     4.1   (1)          Specimen stock certificate for shares of Common Stock of
                        AXENT.
     10.1  (1)          AXENT's 1991 Amended and Restated Stock Option Plan.
     10.2  (3)          AXENT's 1996 Amended and Restated Stock Option Plan.
     10.3  (3)          AXENT's 1996 Amended and Restated Directors' Stock
                        Option Plan.
     10.9  (1)          Form of Indemnification Agreement between AXENT and its
                        directors and executive officers.
     10.11 (1)          Lease Agreement dated as of September 6, 1995, by and
                        between Research Grove Associates and AXENT.
     10.11A             Second Amendment dated September 18, 1998 to Lease
                        Agreement by and between Research Grove Associates and
                        AXENT.
     10.12  (1)         Lease of Real Property dated as of March 7, 1995, by and
                        between TNK Associates and AXENT.
     10.17  (4)         Memorandum of Understanding regarding certain
                        compensation and severance matters relating to Richard
                        A. Lefebvre, dated July 22, 1997.
     10.17A (8)         First Amendment to Memorandum of Understanding relating
                        to Richard Lefebvre.


     10.29  (3)         Amended Agreement and Plan of Merger among AXENT,
                        Axquisition, Inc., and AssureNet Pathways, Inc, dated as
                        of January 6, 1997 and amended February 26, 1997.
     10.30  (5)         AXENT's 1998 Employee Stock Purchase Plan.
     10.31  (5)         AXENT's 1998 Incentive Stock Plan.
     10.32  (5)         AXENT's Exchange Option Plan for Optionees of Raptor
                        Systems, Inc.
     10.33  (5)         Agreement and Plan of Merger among AXENT, Axquisition
                        Two, Inc. and Raptor Systems, Inc. dated as of December
                        1, 1997.
     10.34  (6)         AXENT's Executive Severance General Guidelines.

     10.35  (6)         Lease Agreement dated as of April 23, 1998 by and
                        between Pracvest and AXENT.
     10.36  (6)         Lease Agreement dated as of May 6, 1997 by and between
                        CC&F Second Avenue Trust and Raptor Systems, Inc.
     10.36A (6)         First Amendment to Lease dated as of December 15, 1997
                        by and between CC&F Second Avenue Trust and Raptor
                        Systems, Inc.
     10.37  (7)         Share Exchange Agreement dated as of March 29, 1999 by
                        and during AXENT and the holders of all of the shares of
                        capital stock, share capital and warranty of CKS
                        Limited.
     10.38  (8)         Software Product Purchase and License Agreement dated as
                        of March 31, 1999 by and between AXENT and Raxco
                        Software, Inc.
     10.39 (10)         AXENT'S 1999 Incentive Stock Plan.
     10.40 (11)         AXENT'S 1999 PassGo Technologies Exchange Option Plan.
     21.1   (9)         Subsidiaries of the Registrant.
     27.1 *             Financial Data Schedule
     27.2 *             Financial Data Schedule (1998 Restated)


-------------------------------------------------------------------------------

(1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.
(5) Previously filed and incorporated herein by reference as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
(6) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(7) Previously filed as an exhibit to AXENT's Current Report on Form 8-K filed in April 1999 and incorporated herein by reference.
(8) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(9) Previously filed as an exhibit to AXENT's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-28100) and incorporated herein by reference.
(10) Previously filed as an appendix to AXENT's definitive proxy statement dated April 30, 1999 and incorporated herein by reference.
(11) Previously filed as an exhibit to AXENT's Registration Statement on Form S-8 (File No. 333-83329) and incorporated herein by reference.

*    Filed herewith.

(b)AXENT filed two reports on Form 8-K during the three month period ended June 30, 1999. A report on Form 8-K was filed in April 1999 reporting information under item 2 regarding the acquisition of CKS Limited and PassGo; item 7 financial statements were filed by amendment to that report on June 14, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AXENT TECHNOLOGIES, INC.


Date: August 13, 1999        By:
                                --------------------------------
                             Robert B. Edwards, Jr.
                             Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)