Form 10-Q
period 1999-09-30
AXENT TECHNOLOGIES INC
filed 1999-11-15
CIK 1007997

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----     ----



As of November 10, 1999, there were 28,002,953 shares outstanding of the Registrant's Common Stock, par value $.02 per share.


--------------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.
                            ------------------------

                                      INDEX
                                      -----


                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                         3

         Unaudited Condensed Consolidated Balance Sheets as of                        4
         September 30, 1999 and December 31, 1998

         Unaudited Condensed Consolidated Statements of Operations                    5
         for the three and nine months ended September 30, 1999 and 1998

         Unaudited Condensed Consolidated Statements of Cash Flows                    6
         for the nine months ended September 30, 1999 and 1998

         Unaudited Condensed Consolidated Statements of Comprehensive                 7
         Income (Loss) for the three and nine months ended September 30, 1999 and 1998

         Notes to Unaudited Condensed Consolidated Financial Statements               8

Item 2.  Management's Discussion and Analysis of                                     12
         Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk                  22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           22

Item 6.  Exhibits and Reports on Form 8-K                                            22

SIGNATURES                                                                           24


PART I.  FINANCIAL INFORMATION


Item 1.
-------


                              FINANCIAL STATEMENTS

The financial statements set forth below at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on March 31, 1999.

                            AXENT TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)




                                                                    September 30,        December 31,
                                                                         1999                1998
                                                                   -----------------    ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                               $ 52,491            $ 80,035
   Marketable securities                                                     54,987              31,774
   Accounts receivable, net                                                  29,916              28,300
   Other current assets                                                       3,512               4,128
                                                                   -----------------    ----------------

      Total current assets                                                  140,906             144,237

Property and equipment, net                                                  12,242               7,482
Goodwill and other intangible assets                                         29,164               2,340
Other assets                                                                  9,803               7,217
                                                                   -----------------    ----------------
      Total assets                                                        $ 192,115            $161,276
                                                                   =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                $ 23,394            $ 15,764
   Deferred revenue                                                          16,641              11,184
                                                                   -----------------    ----------------
      Total  liabilities                                                     40,035              26,948
                                                                   -----------------    ----------------

Stockholders' equity:
   Common stock, par value $0.02: 27,947,661 and 26,163,284
         shares issued and outstanding, respectively                            559                 523
   Additional paid-in capital                                               189,238             161,386
   Accumulated deficit                                                     (36,815)            (27,211)
   Accumulated comprehensive income and other                                 (902)               (370)
                                                                   -----------------    ----------------

      Total stockholders' equity                                            152,080             134,328
                                                                   -----------------    ----------------

      Total liabilities and stockholders' equity                           $192,115            $161,276
                                                                   =================    ================


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)


                                                               For the Three Months              For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                          -------------------------------    -----------------------------
                                                              1999              1998             1999            1998
                                                          --------------    -------------    -------------    ------------
Net revenues:
   Product licenses                                            $ 20,029         $ 18,968         $ 52,760        $ 52,643
   Services                                                       9,343            5,047           24,485          14,243
                                                          --------------    -------------    -------------    ------------
      Total net revenues                                         29,372           24,015           77,245          66,886

Cost of net revenues                                              4,173            2,341           11,037           6,587
                                                          --------------    -------------    -------------    ------------

Gross profit                                                     25,199           21,674           66,208          60,299

Operating expenses:
   Sales and marketing                                           15,255            9,881           44,570          28,619
   Research and development                                       6,647            4,731           19,863          13,440
   General and administrative                                     2,762            1,578            8,131           4,490
   Amortization of acquired intangible assets                     1,301              131            2,761             295
   Acquisition-related charges                                       --               --            3,753          17,422
                                                          --------------    -------------    -------------    ------------
       Total operating expenses                                  25,965           16,321           79,078          64,266
                                                          --------------    -------------    -------------    ------------

Income (loss) before royalties, interest and taxes                (766)            5,353          (12,870)         (3,967)

   Interest income and other                                      1,264            1,228            3,382           3,702
   Royalty income                                                    --              383               --           1,510
   Income tax benefit (provision)                                 (570)          (2,571)            1,147          (2,749)
                                                          --------------    -------------    -------------    ------------


Net income (loss)                                              $   (72)          $ 4,393         $ (8,341)        $(1,504)
                                                          ==============    =============    =============    ============

Net income (loss) per common share (basic):                    $ (0.00)          $  0.17         $ (0.30)         $(0.06)
                                                          ==============    =============    =============    ============
Number of shares used in computing net income (loss) per
common share outstanding (basic)                                 27,926           25,510           27,409          25,025
                                                          ==============    =============    =============    ============


Net income (loss) per common share (diluted):                  $ (0.00)          $  0.16          $(0.30)         $(0.06)
                                                          ==============    =============    =============    ============
Number of shares used in computing net income (loss) per
common share outstanding (diluted)                               27,926           26,776           27,409          25,025
                                                          ==============    =============    =============    ============

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)



                                                                               For the Nine Months
                                                                                Ended September 30,
                                                                       -----------------------------------
                                                                            1999                1998
                                                                       ----------------    ---------------
CASH INFLOWS (OUTFLOWS)

   Operating activities:
     Net loss                                                                 $(8,341)          $ (1,504)
     Non-cash items:
       Depreciation and amortization                                             5,967              2,245
       Deferred income taxes                                                   (1,571)            (1,076)
       Write-off of in process research and development                          2,000                 --
     Change in assets and liabilities                                            3,287              4,850
                                                                       ----------------    ---------------

         Net cash provided by operating activities                               1,342              4,515
                                                                       ----------------    ---------------

   Investing activities:
     Capital expenditures                                                      (4,676)            (5,218)
     Proceeds from the sale of marketable securities                                --                389
     Purchases of marketable securities                                       (66,822)           (64,034)
     Maturity of marketable securities                                          43,609             62,661
     Payments for business acquisitions, net of cash acquired                  (3,398)              (238)
                                                                       ----------------    ---------------

         Net cash used by investing activities                                (31,287)            (6,440)
                                                                       ----------------    ---------------

  Financing activities:
    Proceeds from issuance of common stock                                       2,933              9,876
                                                                       ----------------    ---------------

         Net cash provided by financing activities                               2,933              9,876
                                                                       ----------------    ---------------

  Effect of exchange rate changes on cash                                        (532)               (73)
                                                                       ----------------    ---------------

  Net increase (decrease) in cash and cash equivalents                        (27,544)              7,878
  Cash and cash equivalents, beginning of period                                80,035             51,632
                                                                       ----------------    ---------------
  Cash and cash equivalents, end of period                                    $ 52,491           $ 59,510
                                                                       ================    ===============



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)


                                                                 For the Three Months               For the Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                             ------------------------------    -------------------------------
                                                                1999             1998              1999             1998
                                                             ------------    --------------    -------------    --------------

   Net income (loss)                                             $  (72)           $ 4,393        $ (8,341)         $ (1,504)
   Other comprehensive income (loss):
       Realization of gain on marketable securities                   --                --               --             (238)
      Currency translation effects                                 (219)              (40)            (532)              (73)
                                                             ------------    --------------    -------------    --------------
   Comprehensive income (loss)                                   $ (291)           $ 4,353         $(8,873)         $ (1,815)
                                                             ============    ==============    =============    ==============


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

On January 12, 1999 and March 31, 1999, the Company completed the acquisitions of Internet Tools, Inc. ("ITI") and PassGo Technologies, Ltd. ("PassGo"), respectively. ITI was accounted for as a pooling of interests and PassGo was accounted for using the purchase method of accounting. The Company's unaudited condensed consolidated financial statements have been restated to reflect the acquisition of ITI and these financial statements reflect the operations of PassGo since March 31, 1999. These acquisitions were recorded in accordance with APB No. 16. The Company's historical financial statements and related financial information included in this report have been restated to combine earlier financial statements of AXENT and ITI.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine month periods ended September 30, 1999 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1998, which are included in the Company's Form 10-K filed with the SEC on March 31, 1999.

Business Combinations

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGo, a worldwide leader in centralized user access and control, and single sign-on and password synchronization products. In conjunction with the acquisition, the Company issued 1,486,146 shares of common stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 64,157 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of PassGo have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price, including transaction costs, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $28.31 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. The Company recorded a charge for acquired in-process research and development of approximately $2.0 million for the nine months ended September 30, 1999. The charge reflects technology acquired for which technological feasibility had not been reached and for which there is no alternative future use.

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

Unaudited Pro Forma Information:

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                --------------------------------------------------------
                                                          1999                           1998
                                                --------------------------     -------------------------

Net revenues                                          $  79,548,000                 $  76,280,000
Net loss from operations                              $ (10,978,000)                $  (7,554,000)
Net loss per common share from operations
(basic & diluted)                                     $       (0.39)                $       (0.28)


On January 12, 1999, the Company consummated its merger with ITI in which it acquired 100% of the outstanding stock of ITI for 703,194 shares of AXENT common stock and assumed stock options covering a total of 46,806 shares of AXENT common stock. The Company incurred approximately $1.75 million in acquisition-related transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of ITI were combined with the Company's respective accounts at recorded values. Prior period consolidated financial statements included herein have been restated to give effect to the merger.

On July 21, 1998, the Company completed the acquisition of Secure Network Consulting, Inc. ("SNCI"), a privately held information security consulting firm. In conjunction with the acquisition, the Company issued 85,000 shares of common stock to SNCI's stockholders. The transaction was accounted for using the purchase method of accounting. The purchase price, including transaction costs, was $2.3 million. This amount exceeded the fair value of assets acquired by approximately $2.1 million, which is being treated as goodwill and amortized, on a straight-line basis, over seven years and is included in goodwill and other intangible assets. The operating results of SNCI have been included in the accompanying consolidated financial statements from the date of acquisition.

During 1998, the Company consummated its merger with Raptor Systems, Inc. ("Raptor") in which it acquired 100% of the outstanding stock of Raptor for 10,952,380 shares of AXENT common stock and exchanged stock options covering a total of 1,725,988 shares of AXENT common stock. The Company incurred approximately $17.42 million in acquisition-related transaction and other costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of Raptor were combined with the Company's respective accounts at recorded values. Prior period consolidated financial statements included herein have been restated to give effect to the merger.

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


                                                     For the Three Months                    For the Nine Months
                                                     Ended September 30,                     Ended September 30,
                                              -----------------------------------    -------------------------------------
                                                   1999               1998                 1999                1998
                                              ---------------    ----------------    -----------------    ----------------
Net revenues:
  Software products                             $ 27,234,000        $ 22,831,000        $  71,989,000       $  63,748,000
  Other                                            2,138,000           1,184,000            5,256,000           3,138,000
                                              ---------------    ----------------    -----------------    ----------------
      Total net revenues                        $ 29,372,000        $ 24,015,000        $  77,245,000       $  66,886,000
                                              ===============    ================    =================    ================

Segment operating profit (loss):
  Software products                             $     13,000        $  4,706,000        $ (7,704,000)       $  10,838,000
  Other                                            (779,000)             647,000          (5,166,000)        (14,805,000)
                                              ---------------    ----------------    -----------------    ----------------
      Total segment operating profit (loss)     $  (766,000)        $  5,353,000        $(12,870,000)       $ (3,967,000)
                                              ===============    ================    =================    ================

Total assets:
  Software products                                                                     $  45,084,000       $  35,276,000
  Other                                                                                   147,031,000         110,309,000
                                                                                     -----------------    ----------------
      Total assets                                                                      $ 192,115,000       $ 145,585,000
                                                                                     =================    ================


The Company's areas of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. Foreign operations' revenue, profit and identifiable assets are shown in the following table.


                                               For the Three Months                      For the Nine Months
                                               Ended September 30,                       Ended September 30,
                                        -----------------------------------     --------------------------------------
                                             1999                1998                 1999                 1998
                                        ---------------     ---------------     -----------------    -----------------
Net revenues:
  U.S.                                    $ 19,669,000        $ 14,545,000          $ 54,341,000         $ 47,490,000
  International                              9,703,000           9,470,000            22,904,000           19,396,000
                                        ---------------     ---------------     -----------------    -----------------
      Total net revenues                  $ 29,372,000        $ 24,015,000          $ 77,245,000         $ 66,886,000
                                        ===============     ===============     =================    =================

Profit (loss):
  U.S.                                   $ (2,192,000)       $ (1,887,000)        $ (10,052,000)       $ (12,940,000)
  International                              2,120,000           6,280,000             1,711,000           11,436,000
                                        ---------------     ---------------     -----------------    -----------------
      Total profit (loss)                $    (72,000)       $   4,393,000        $  (8,341,000)       $  (1,504,000)
                                        ===============     ===============     =================    =================

Total assets:
  U.S.                                                                            $  171,320,000       $  142,363,000
  International                                                                       20,795,000            3,222,000
                                                                                -----------------    -----------------
      Total assets                                                                $  192,115,000       $  145,585,000
                                                                                =================    =================

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

Overview

AXENT is a global leader in information security and provides e-security solutions that maximize customers' business advantage. The Company delivers integrated products and expert services to assess, protect, enable and manage business processes and information assets. Through the Company's unique Lifecycle Security methodology, combined with its Smart Security Architecture, solutions are provided that permit customers to select the right level of security for their business needs. The Company's award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, virtual private network capabilities, Web-access security, single sign-on and user administration for the entire enterprise.

To continue the expansion of the Company's revenue base, the Company has focused its efforts on delivering integrated products and expert services. It is the Company's desire to continue pursuing growth by creating more solutions for its customers. During 1999 and 1998, the Company strengthened its focus as a comprehensive, enterprise-security solutions provider with four important acquisitions. During the first quarter of 1999 the Company acquired ITI and PassGo. The Company believes the acquisition of ITI will further solidify the Company's role as the industry leader in intrusion detection and the PassGo acquisition will strengthen the Company's ability to provide simplified, secure access to information and centralized user access control for e-business. During the first and third quarters of 1998, the Company acquired Raptor and SNCI, respectively. Raptor's product line has enhanced and validated the Company's security products and services, and SNCI has enhanced the Company's ability to act as the customers' trusted security partner in offering complete solutions through the entire security lifecycle.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:


                                                              Three Months                          Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                     --------------------------------       ----------------------------
                                                         1999               1998               1999             1998
                                                     -------------       ------------       -----------      -----------
Net revenues:
 Product licenses                                            68.2%              79.0%             68.3%            78.7%
 Services                                                    31.8               21.0              31.7             21.3
                                                     -------------       ------------       -----------      -----------
  Total net revenues                                        100.0              100.0             100.0            100.0

Cost of net revenues                                         14.2                9.7              14.3              9.8
                                                     -------------       ------------       -----------      -----------

Gross profit                                                 85.8               90.3              85.7             90.2

Operating expenses:
 Sales and marketing                                         51.9               41.2              57.7             42.8
 Research and development                                    22.6               19.7              25.7             20.1
 General and administrative                                   9.4                6.6              10.5              6.7
 Amortization of acquired intangible assets                   4.5                0.5               3.6              0.4
 Acquisition-related charges                                   --                 --               4.9             26.0
                                                     -------------       ------------       -----------      -----------
  Total operating expenses                                   88.4               68.0             102.4             96.1
                                                     -------------       ------------       -----------      -----------

Income (loss) before royalties, interest and taxes           (2.6)              22.3             (16.7)            (5.9)

 Interest income and other                                    4.3                5.1               4.4              5.5
 Royalty income                                                --                1.6                --              2.3
 Income tax benefit (provision)                              (1.9)             (10.7)              1.5             (4.1)
                                                     -------------       ------------       -----------      -----------

Net income (loss)                                            (0.2)%             18.3%            (10.8)%           (2.2)%
                                                     ==============      ============       ============     ============

                Three Months Ended September 30, 1999 Compared to
                      Three Months Ended September 30, 1998

Net Revenues

The Company's total net revenues increased 22.3% or $5.36 million from $24.01 million for the three months ended September 30, 1998 to $29.37 million for the three months ended September 30, 1999.

The Company's net revenues from product licenses increased approximately 5.6%, or $1.06 million from $18.97 million for the three months ended September 30, 1998 to $20.03 million for the three months ended September 30, 1999. The growth in license revenue was attributable to the addition of revenue as a result of the PassGo acquisition. For those periods in 1998 and 1999, net revenues from product licenses represented 79.0% and 68.2%, respectively, of total net revenues. The Company's revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for the Company's products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; the Company's ability to maintain and expand its domestic and international sales and marketing organizations; the Company's ability to develop new and enhanced products; the availability of personnel and the Company's ability to attract and retain key personnel; the mix of distribution channels through which the Company's products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; Year 2000 issues; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of the Company's actual or anticipated quarterly revenues can be substantial, and the failure to close such transactions may have a material adverse impact on the operating results of the Company.

The Company's net revenues from services increased approximately 85.1%, or $4.30 million, from $5.04 million for the three months ended September 30, 1998 to $9.34 million for the three months ended September 30, 1999. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses, the addition of revenue as a result of the PassGo acquisition and customers under maintenance contracts. For those periods in 1998 and 1999, net revenues from services represented 21.0% and 31.8%, respectively, of total net revenues.

The Company's net revenues from North American and international operations were 67% and 33% of total revenues, respectively, for the three months ended September 30, 1999 as compared to 70% and 30%, respectively, for the same period in 1998. The increase in the international revenues as a percentage of total revenue from 1998 to 1999 is attributable to increased sales due to the expansion of the Company's operations, primarily in European markets, and the acquisition of UK-based PassGo.

Cost of Net Revenues

The Company's cost of net revenues includes costs of media, product packaging, documentation and other production costs, product royalties, and the direct and indirect costs of providing technical support, training and consulting services to the Company's customers. Cost of net revenues increased approximately 78.3%, or $1.83 million, from $2.34 million for the three months ended September 30, 1998 to $4.17 million for the three months ended September 30, 1999. For those periods in 1998 and 1999, cost of net revenues represented 9.7% and 14.2% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company, including PassGo. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and increased consulting services. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 54.4%, or $5.37 million, from $9.88 million for the three months ended September 30, 1998 to $15.25 million for the three months ended September 30, 1999. For those periods in 1998 and 1999, sales and marketing expenses represented 41.2% and 51.9% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues was due to an increase in staff and marketing programs to support the Company's sales and marketing activities plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire necessary staff and expand its marketing activities to promote expansion of the Company's business.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third-party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 40.5%, or $1.92 million, from $4.73 million for the three months ended September 30, 1998 to $6.65 million for the three months ended September 30, 1999. For those periods in 1998 and 1999, research and development expenses represented 19.7% and 22.6% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues resulted from the addition of staff and the use of outside consultants needed to develop, maintain and enhance the Company's software products plus the addition of costs associated with ITI and PassGo. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 75.0%, or $1.18 million, from $1.58 million for the three months ended September 30, 1998 to $2.76 million for the three months ended September 30, 1999. For those periods in 1998 and 1999, general and administrative expenses represented 6.6% and 9.4% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support the Company's operations and the integration of PassGo and ITI. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consist primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $1.17 million, from $131,000 for the three months ended September 30, 1998 to $1.30 million for the three months ended September 30, 1999. The increase in dollar amount is primarily due to the amortization of goodwill resulting from the acquisition of PassGo, which is being amortized ratably over three to seven years.

Income (Loss) before Royalties, Interest and Taxes

Loss from continuing operations before royalties, interest and taxes increased $6.12 million from a profit of $5.35 million for the three months ended September 30, 1998 to a loss of $766,000 for the three months ended September 30, 1999. The increase is primarily attributable to the increases in operating expenses.

Interest Income and Other

Interest income and other increased 2.9%, or $36,000, from $1.23 million for the three month period ended September 30, 1998 to $1.26 million for the three month period ended September 30, 1999. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

Royalty Income

Royalty income in 1998 consisted of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco Software, Inc. ("Raxco") related to certain OpenVMS utility software products owned by AXENT. Raxco has experienced declining revenues for these products as a result of the erosion of market share that the OpenVMS platform has experienced world-wide. Royalty income declined to zero from $383,000 for the three months ended September 30, 1999 and 1998, respectively, as a result of the transfer of those products and all related liabilities to Raxco and termination of the Exclusive Distributor License Agreement during the first quarter in 1999.

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

The Company recorded a tax provision related to its taxable income from operations of $2.57 million and $570,000 for the three months ended September 30, 1998 and 1999, respectively.

Excluding the amortization of acquired intangibles from income, the effective tax rate is approximately 37% and 34% for the three months ended September 30, 1998 and 1999, respectively. The decrease in the effective tax rate is primarily due to the net operating loss carryforward from PassGo.

Net Income (Loss)

As a result of the above, the Company recorded a loss of $72,000 for the three months ended September 30, 1999 compared to a profit of $4.39 million for the three months ended September 30, 1998.


                Nine Months Ended September 30, 1999 Compared to
                      Nine Months Ended September 30, 1998

Net Revenues

The Company's total net revenues increased approximately 15.5 % or $10.36 million from $66.89 million for the nine months ended September 30, 1998 to $77.25 million for the nine months ended September 30, 1999.

The Company's net revenues from product licenses increased approximately 0.2%, or $117,000, from $52.64 million for the nine months ended September 30, 1998 to $52.76 million for the nine months ended September 30, 1999. For those periods in 1998 and 1999, net revenues from product licenses represented 78.7% and 68.3%, respectively, of total net revenues. The Company's revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for the Company's products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; the Company's ability to maintain and expand its domestic and international sales and marketing organizations; the Company's ability to develop new and enhanced products; the availability of personnel and the Company's ability to attract and retain key personnel; the mix of distribution channels through which the Company's products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; Year 2000 issues; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of the Company's actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on the operating results of the Company.

The Company's net revenues from services increased approximately 71.9%, or $10.24 million, from $14.24 million for the nine months ended September 30, 1998 to $24.48 million for the nine months ended September 30, 1999. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts. For those periods in 1998 and 1999, net revenues from services represented 21.3% and 31.7%, respectively, of total net revenues.

The Company's net revenues from North American and international operations were 71% and 29% of total revenues, respectively, for the nine months ended September 30, 1999 as compared to 72% and 28%, respectively, for the same period in 1998. The increase in the international revenues as a percentage of total revenue from 1998 to 1999 is attributable to increased sales due to the expansion of the Company's operations, primarily in European markets, and the acquisition of UK-based PassGo.

Cost of Net Revenues

Cost of net revenues increased approximately 67.6% or $4.45 million, from $6.59 million for the nine months ended September 30, 1998 to $11.04 million for the nine months ended September 30, 1999. For those periods in 1998 and 1999, cost of net revenues represented 9.8% and 14.3% of net revenues, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of the Company's customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by the Company, including PassGo. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and increased consulting services. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses increased 55.7%, or $15.95 million, from $28.62 million for the nine months ended September 30, 1998 to $44.57 million for the nine months ended September 30, 1999. For those periods in 1998 and 1999, sales and marketing expenses represented 42.8% and 57.7% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues was due to an increase in staff and marketing programs to support the Company's sales and marketing activities plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of sales and marketing expenses will increase as the Company continues to hire necessary staff and expand its marketing activities to promote expansion of the Company's business.

Research and Development

Costs related to research and development of products are expensed as incurred. Research and development expenses increased 47.8%, or $6.42 million, from $13.44 million for the nine months ended September 30, 1998 to $19.86 million for the nine months ended September 30, 1999. For those periods in 1998 and 1999, research and development expenses represented 20.1% and 25.7% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues resulted from the addition of staff and the use of outside consultants needed to develop, maintain and enhance the Company and software products plus the addition of costs associated with ITI and PassGo. The Company currently anticipates that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses increased 81.1%, or $3.64 million, from $4.49 million for the nine months ended September 30, 1998 to $8.13 million for the nine months ended September 30, 1999. For those periods in 1998 and 1999, general and administrative expenses represented 6.7% and 10.5% of total net revenues, respectively. The increase in dollar amount and percentage of total net revenues is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support the Company's operations, the integration of acquisitions plus the addition of costs associated with PassGo. The Company currently anticipates that the dollar amount of general and administrative expenses will increase as the Company continues to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets consist primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $2.47 million, from $295,000 for the nine months ended September 30, 1998 to $2.76 million for the nine months ended September 30, 1999. The increase in dollar amount is primarily due to the amortization of goodwill resulting from the acquisition of PassGo, which is being amortized ratably over three to seven years.

Acquisition-Related Charges

In the nine months ended September 30, 1999, the Company incurred charges of approximately $1.75 million for severance, investment banking, legal and accounting fees, and other costs related to the merger with ITI, and approximately $2.00 million of in-process research and development expense in connection with the acquisition of PassGo. In the nine months ended September 30, 1998, the Company incurred a charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal and accounting fees, and other costs related to the merger with Raptor.

Income (Loss) before Royalties, Interest and Taxes

Loss from continuing operations before royalties, interest and taxes increased $8.90 million from a loss of $3.97 million for the nine months ended September 30, 1998 to a loss of $12.87 million for the nine months ended September 30, 1999. The increase is primarily attributable to the increase in operating expenses.

Interest Income and Other

Interest income and other decreased 8.6%, or $320,000, from $3.70 million for the nine month period ended September 30, 1998 to $3.38 million for the nine month period ended September 30, 1999. The decrease relates primarily to the sale of marketable securities in 1998 and there were no such sales of this type in 1999. It is the Company's policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

Royalty Income

Royalty income in 1998 consisted of amounts payable to AXENT pursuant to the Exclusive Distributor License Agreement with Raxco Software, Inc. ("Raxco") related to certain OpenVMS utility software products owned by AXENT. Raxco has experienced declining revenues for these products as a result of the erosion of market share that the OpenVMS platform has experienced world-wide. Royalty income declined to zero from $1.51 million for the nine months ended September 30, 1999 and 1998, respectively, as a result of the transfer of those products and all related liabilities to Raxco and termination of the Exclusive Distributor License Agreement during the first quarter in 1999.

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

The Company recorded a tax provision related to its taxable income from operations of $2.75 million for the nine months ended September 30, 1998 and a tax benefit related to its taxable loss from operations of $1.15 million for the nine months ended September 30, 1999.

Excluding the amortization of acquired intangibles and the write off of certain acquisition costs from income, the effective tax rate is approximately 37% and 34% for the nine months ended September 30, 1998 and 1999, respectively. The decrease in the effective tax rates is primarily due to the net operating loss carryforward from PassGo.

Net Income (Loss)

As a result of the above, the Company recorded a loss of $8.34 million for the nine months ended September 30, 1999 compared to a loss of $1.50 million for the nine months ended September 30, 1998.

Certain Risks and Uncertainties

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

The Company believes it has identified its equipment and systems that are critical to its operations, such as communications and networking equipment, related software and certain hardware and software systems, and has completed its assessment of the Year 2000 compliance of substantially all of such equipment and systems, although it is continuing to assess and test. The Company also is continuing to assess and test the Year 2000 compliance of various items of equipment, computer systems, applications software, and equipment containing embedded systems that the Company does not consider critical to its operations. The Company has replaced or is replacing several internal information systems critical to its operations as part of its normal development and expansion of salesforce automation, accounting and customer service-related information systems. The Company has received product warranties that those systems are Year 2000 compliant, and the installation and Year 2000 testing for these systems have been completed.

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

Financial Condition-Liquidity and Capital Resources
---------------------------------------------------

The Company's overall cash and cash equivalents were $52.49 million at September 30, 1999, a decrease of approximately $27.55 million from $80.04 million at December 31, 1998. As discussed below, marketable securities increased $23.21 million from $31.77 million at December 31, 1998 to $54.98 million at September 30, 1999. During the nine month periods ended September 30, 1998 and 1999, respectively, the Company financed its operations primarily through cash reserves and available working capital. The Company's operating activities provided cash of $4.52 million and $1.34 million for the nine month periods ended September 30, 1998 and 1999, respectively. Net cash provided by operating activities in the nine months ended September 30, 1999, consisted primarily of net income net of amortization of intangible assets and payments for transaction related costs associated with the acquisitions of Raptor and ITI.

The Company made capital expenditures of approximately $5.22 million and $4.68 million for the nine month periods ended September 30, 1998 and 1999, respectively. These purchases have generally consisted of computer workstations, networking equipment, office furniture and equipment. The Company had no firm commitments for capital expenditures as of September 30, 1999.

During the nine month period ended September 30, 1999, the Company's cash position was also affected by the following: 1) the Company had cash outlays of approximately $448,000 and $1.52 million for transaction costs associated with the acquisitions of Raptor and ITI, respectively; 2) the Company received proceeds of $2.93 million from the issuance of common stock upon stock option exercises and under its employee stock purchase plan; 3) the Company purchased $66.82 million of marketable securities; 4) the Company received $43.61 million from the maturity of marketable securities; and 5) the Company paid $3.40 million for the PassGo acquisition-related expenses offset by cash acquired.

The Company believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to meet its capital expenditures, working capital and other cash requirements for the next twelve months.

Certain Factors Affecting Future Performance
--------------------------------------------

Factors Affecting the Company's Business and Prospects

Although the Company historically has experienced significant growth in revenues from its software products, the Company does not believe prior growth rates and past performance are necessarily indicative of future operating results. The Company expects increased competition and intends to invest significantly in product development, sales, marketing and administrative functions as it pursues its business strategy. The Company also expects to continue amortizing intangible assets, which increases operating expenses significantly. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. Due to the Company's relatively limited operating history with respect to many of its software products, predictions as to future operating results are difficult. Future operating results may fluctuate due to, but not limited to, factors such as: demand for the Company's products; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products; Year 2000 issues; seasonal trends in customer purchasing; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security.

The Company's future operating results and financial condition may also be affected if it fails to recognize the anticipated benefits of its acquisitions on the timetable projected by the Company. Those benefits include, among others, integration of product offerings and coordination of their sales, marketing and research and development teams without disruption or unanticipated expense, elimination of duplicative functions and increased name and product recognition. The Company's future results of operations and financial condition may also be adversely affected if the anticipated integration of operations of acquired companies or businesses produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

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

Factors Affecting International Operations

The Company anticipates that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, providing customer support across time zones and in different languages, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. Based upon our overall currency rate exposure at September 30, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted. To date, our foreign currency gains and losses have been immaterial.

Factors Affecting Marketable Securities

The fair value of the Company's investments in marketable securities at September 30, 1999 was $54.99 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Performance" above.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
-------        ------------------

As reported in AXENT's Form 10-Q for the quarter ended March 31, 1999, a venture capital entity and a small former stockholder owning a less than majority share of CKS Limited, the parent company of PassGo Technologies, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors on May 12, 1999. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. AXENT believes the claims are without merit and intends to defend the action vigorously.


Item 6.        Exhibits and Reports on Form 8-K.
-------        ---------------------------------

(a) The following exhibits are filed or incorporated by reference, as stated below:



Exhibit Number                           Description
--------------                          -------------

     3.1   (1)          Amended and Restated Certificate of Incorporation of AXENT.
     3.2   (2)          Amended and Restated Bylaws of AXENT.
     4.1   (1)          Specimen stock certificate for shares of Common Stock of AXENT.
     10.1  (1)          AXENT's 1991 Amended and Restated Stock Option Plan.
     10.2  (3)          AXENT's 1996 Amended and Restated Stock Option Plan.
     10.3  (3)          AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
     10.9  (1)          Form of Indemnification Agreement between AXENT and its directors and executive officers.
     10.11 (1)          Lease Agreement dated as of September 6, 1995, by and between Research Grove
                        Associates  and AXENT.
     10.11A             Second Amendment dated September 18, 1998 to Lease Agreement by and between
                        Research Grove Associates and AXENT.
     10.12 (1)          Lease of Real Property dated as of March 7, 1995, by and between TNK Associates and AXENT.
     10.17 (4)          Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22, 1997.
     10.17A (8)         First Amendment to Memorandum of Understanding relating to
                        Richard Lefebvre.
     10.29  (3)         Amended Agreement and Plan of Merger among AXENT, Acquisition, Inc., and AssureNet Pathways,
                        Inc, dated as of January 6, 1997 and amended February 26, 1997.
     10.30 (5)          AXENT's 1998 Employee Stock Purchase Plan.
     10.31 (5)          AXENT's 1998 Incentive Stock Plan.
     10.32 (5)          AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
     10.33 (5)          Agreement and Plan of Merger among AXENT, Acquisition Two, Inc. and Raptor Systems, Inc. dated as of December 1, 1997.
     10.34 (6)          AXENT's Executive Severance General Guidelines.
     10.35 (6)          Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
     10.36 (6)          Lease Agreement dated as of May 6, 1997 by and between CC&F
                        Second Avenue Trust and Raptor Systems, Inc.
     10.36A (6)         First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue Trust and Raptor Systems, Inc.
     10.37 (7)          Share Exchange Agreement dated as of March 29, 1999 by and during AXENT and the holders of all of the shares of capital stock, share capital and warranty of CKS Limited.
     10.38 (8)          Software Product Purchase and License Agreement dated as of March 31, 1999 by and between AXENT and Raxco
                        Software, Inc.
     10.39 (10)         AXENT's 1999 Incentive Stock Plan.
     10.40 (11)         AXENT's 1999 PassGo Technologies Exchange Option Plan.
     21.1  (9)          Subsidiaries of the Registrant.
     27.1 *             Financial Data Schedule
     27.2*              Financial Data Schedule (1998 Restated)


--------------------------------------------------------------------------------

(1)      Previously filed as an exhibit to AXENT's  Registration
         Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2)      Previously filed as an exhibit to AXENT's  Quarterly Report on
         Form 10-Q for the Quarter Ended  September  30, 1996.
(3)      Previously  filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4)      Previously filed as an exhibit to AXENT's  Quarterly Report on
         Form 10-Q for the Quarter Ended  September 30, 1997.
(5)      Previously  filed and  incorporated herein by reference as an exhibit to AXENT's Registration Statement on Form S-4
         (File No. 444-43265) and incorporated herein by reference.
(6)      Previously filed as an exhibit to AXENT's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998 and
         incorporated herein by reference.
(7)      Previously filed as an exhibit to AXENT's Current Report on
         Form 8-K filed in April 1999 and incorporated herein by
         reference.
(8)      Previously filed as an exhibit to AXENT's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1999 and
         incorporated herein by reference.
(9)      Previously filed as an exhibit to AXENT's Annual Report on
         Form 10-K for the year ended December 31, 1998 (File No. 0-28100)
         and incorporated herein by reference.
(10)     Previously filed as an appendix to AXENT's definitive proxy statement dated April 30, 1999 and incorporated herein by
         reference.
(11)     Previously filed as an exhibit to AXENT's Registration Statement on Form S-8 (File No. 333-83329) and incorporated herein by reference.
 .
 *       Filed herewith.

(b) AXENT filed no reports on Form 8-K during the three month period ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AXENT TECHNOLOGIES, INC.


Date: November 12, 1999                       By:
                                                  ------------------------------
                                                  Robert B. Edwards, Jr.
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)