Form 10-K405
period 1999-12-31
AXENT TECHNOLOGIES INC
filed 2000-04-04
CIK 1007997

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

     (Mark One)
        X
       ---              Annual Report Pursuant to Section 13 or 15(d) of the
                                  Securities Exchange Act of 1934
                            For the Fiscal Year Ended December 31, 1999
                                          or
       ____             Transition Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934
                         For the transition period from _____ to _____

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

          Securities Registered Pursuant to Section 12(g) of the Act:

                                              Name of Each Exchange
           Title of Each Class:               On which Registered:
           --------------------               --------------------
         Common Stock, par value              Nasdaq Stock Market
             $0.02 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K[X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2000 was approximately $747,920,000.

The number of shares of the Registrant's Common Stock outstanding as of March 21, 2000 was 28,779,809.

Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than April 29, 2000.

================================================================================

                            AXENT TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I
Item 1.  Business...............................................................................  1
              Overview
              Industry Background
              The Need for E-Business Security
              AXENT's E-Security Solution
              Sales and Marketing
              Customers
              Customer Service and Support
              Competition
              Intellectual Property Rights
              Employees
              Certain Factors That May Affect Future Results
Item 2.  Properties.............................................................................  15
Item 3.  Legal Proceedings......................................................................  16
Item 4.  Submission of Matters to a Vote of Security Holders....................................  16

Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.................  16
Item 6.  Selected Consolidated Financial Data...................................................  16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  18
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................  28
Item 8.  Financial Statements and Supplementary Data............................................  28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  28

Part III

Item 10. Directors and Executive Officers of the Company........................................  28
Item 11. Executive Compensation.................................................................  28
Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  29
Item 13. Certain Relationships and Related Transactions.........................................  29

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  30

Signatures......................................................................................  53

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL OR POSSIBLE FUTURE RESULTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTION OF THIS FORM 10-K ENTITLED "BUSINESS--CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE PERFORMANCE." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS AXENT FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FILED BY AXENT IN 1999 AND TO BE FILED IN 2000. READERS ARE CAUTIONED NOT TO RELY ON FORWARD-LOOKING STATEMENTS. AXENT HAS NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF FILING OF THIS FORM 10-K.

ITEM 1.  BUSINESS.

Overview

AXENT is a leading global provider of electronic security (e-security) software solutions that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. According to the Internet Security Software 1999 Worldwide Markets and Trends report by International Data Corporation, the overall security market is forecast to grow at a compound annual growth rate of 21%, from a 1998 value of $3.2 billion to a 2003 value of $8.3 billion. Our breadth of security software products and depth of security service expertise assist organizations in reducing risks associated with the inherent vulnerabilities of today's Internet-based business environment. To effectively apply our multiple solutions in a meaningful way for customers, we offer "Lifecycle Security Services" to help organizations develop a roadmap for assessing potential vulnerabilities, develop security policies, practices and metrics, select and implement solutions and insure appropriate monitoring and compliance. Through our Lifecycle Security Services, we believe customers can develop and manage an electronic environment of trust critical for today's business and the future of e-commerce.

We provide our e-security solutions in the areas of: vulnerability assessment, intrusion detection, firewalls, virtual private networks, single sign-on, secure Web access and management of the entire security environment. Our information security solutions have been licensed to more than 10,000 customers, including:
45 of the Fortune 50 U.S. companies, one third of the Fortune e-50 (which encompasses the companies that understand the profundity of the Internet and its power to change the Internet), five of the six largest public accounting firms, industry leaders such as Sprint, OppenheimerFunds, Toronto Dominion Bank, Mobil, MCI, Australia Post and Tower Communications New Zealand, and government agencies including EPA and the U.S. Air Force. We have also established key strategic partnerships with leading organizations such as Baltimore Technologies, BMC Software, Cobalt Networks, Compaq Computer Corporation, Entrust Technologies, Hewlett Packard, Radware and Tivoli Systems.

We intend to maintain our leadership position by enhancing and expanding our product and service offerings through acquisitions, internal development, through appropriate marketing partnerships and focusing on the business opportunities that both meet our customers' needs and provide us with the largest growth. We intend to offer integrated solutions that can be purchased separately but offer increased value when purchased and used together. In our role as an aggregator, we ensure that the whole is indeed greater than the sum of its parts. This is in marked contrast to mere integrators of products and services that cobble together products to meet the needs of securing any particular organization's digital assets. In summary, we provide open, integrated information security solutions to enable e-business to insure that our customers can implement an optimal information security posture.

AXENT Technologies, Inc. is a Delaware corporation and was organized in 1983. References to "we", "us", "our" or "AXENT" refer to AXENT Technologies, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

The widespread adoption in recent years of open computing environments, such as the Internet, has revolutionized the way in which organizations and consumers communicate and conduct business. These advanced computing environments provide an attractive medium for communications and commerce because of their global reach, accessibility, use of open standards and ability to permit interactions on a real-time basis. These computing environments also provide businesses a user-friendly, low-cost way to conduct a wide variety of commercial functions electronically. Organizations utilize these computing environments to access new markets, improve customer service and streamline business processes. As a result, the Internet has become a commonly accepted platform for interactions with a variety of audiences and devices each of which may have different business requirements for information security depending on the nature of the device or content of the interaction.

International Data Corporation estimates that the number of Internet users will grow from 97 million in 1998 to 320 million in 2002 and the number of devices accessing the Internet will increase from 120 million in 1998 to 515 million in 2002. As the number of users and devices attached to the Internet continue to grow at a rapid rate, embracing Internet platforms as part of an organization's business strategy will be essential for survival in today's competitive business environment. New business models utilizing e-commerce, e-business, enterprise portals and collaborative applications have already emerged and are revolutionizing the way all businesses will seek to gain competitive advantage.

The very openness and accessibility that has stimulated the growth of private and public networks such as the Internet also creates threats to the confidentiality and integrity of the systems, applications, transactions and communications used by such networks. With the increasing dependency of today's businesses on platforms such as the Internet, we believe the survival of our customers' business is dependent on managing and reducing these potential threats to their mission critical applications such as those used in e-commerce or e-business.

THE NEED FOR E-BUSINESS SECURITY

As organizations continue to leverage the benefits of open computing environments such as the Internet to exploit new business opportunities, they must proactively address the information security concerns inherent in such environments or risk potentially harmful and significant disruptions to their business. Key information security concerns include risk of theft, alteration, destruction, interception or dissemination of confidential data; fraud; disruption of operations; loss of reputation, customer confidence and trust; and economic loss. Threats to information security arise from both external sources, such as competitors and computer hackers, as well as internal sources such as curious or disgruntled employees and contractors.

In addition, open computing environments such as the Internet are complex and involve a variety of hardware, operating systems, networking protocols, and applications supplied by a multitude of vendors, making these systems difficult to manage, monitor and protect. Each application, operating system and device connected to a distributed computing environment typically has its own limited method of addressing security, creating inconsistencies throughout the system and adding different types of vulnerabilities that can be exploited by an unauthorized user.

Given the complexity of the information security concerns, customers seek to apply the "right" level of security relative to the business needs with balanced solutions designed to function in large-scale, multi-platform computing environments. Historically, organizations have responded to perceived security issues by implementing point tools designed to protect individual components of their internal networks from unauthorized use. This piecemeal approach to security combined with a limited supply of knowledgeable personnel has not allowed organizations to effectively implement an environment of trust from which to leverage new business models to their fullest potential.

In the future, we believe that organizations will seek 1) a comprehensive methodology for proactively addressing security concerns; 2) a set of individual solutions designed to work standalone or in concert with one another to provide an integrated view of their security status; and 3) security expertise in the form of expert consultants or managed services to address the limited supply of knowledgeable personnel in information security. We believe that AXENT is in the unique position of being able to offer such solutions and services.

AXENT'S E-SECURITY SOLUTION

As a trusted advisor, AXENT assists customers in creating an environment of trust from which to conduct electronic business initiatives and ensure the integrity of the systems and applications they have become dependent on. Through the creation and management of a trusted environment, customers can minimize the potential security threats and business interruptions that can occur through unauthorized activities. AXENT's approach to the challenges of information security is to develop, market and support security software products that perform a broad range of security functions and to provide expert consulting services that complement these products as well as address other security needs our customers might have. We believe that our integrated approach provides a more comprehensive information security solution than the point product offerings marketed by many of our competitors.

Information security must be designed, implemented and managed seamlessly from a full business and organization perspective to ensure continued success and reliability of the organization's business. We strive to provide uncompromised security balanced with ease of implementation, use and maintenance. Today, we offer customers 1) a methodology to proactively address security concerns through our Lifecycle Security model; 2) a set of software solutions that address risk assessment and understanding, protection of systems, enabling secure Internet usage and security management; and 3) security expertise in the form of consulting services and managed services

Lifecycle Security Methodology

Driven by our commitment to be our customers' trusted e-security partner, we have developed our unique Lifecycle Security approach to help identify security needs and implement practical solutions. AXENT's Lifecycle Security methodology has been proven to help our customers implement consistent yet dynamic information security across their organizations. This method has proven to be a unique yet practical approach that recognizes the ongoing and continuous nature of an effective information security program. The Lifecycle Security model takes the guesswork out of security by providing a structured approach to design, implement and manage security across an extended enterprise consisting of multiple systems, applications and services.

Lifecycle Security Solutions

As part of the Lifecycle Security methodology, we offer the widest range of market-leading products and services to meet four critical areas of e-security to assess, protect, enable, and manage information assets and business processes safely. Our principle information security products offered at January 1, 2000 are as follow:

Assess system vulnerabilities and ensure security policy compliance to proactively reduce business risk. The initial step to proactively reduce corporate risk is to effectively measure compliance to a business security policy and assess vulnerabilities where critical information resides. It is important to understand the effectiveness of a security policy, now and as it changes with business needs in order to properly define, manage and enforce business policies and assess possible treats. AXENT's solutions proactively assess vulnerabilities and reduce the risk to critical information before it's too late. We have two products performing these functions:

 .   Enterprise Security Manager(TM): provides scalable security policy compliance and host-based vulnerability assessment

 .   NetRecon(TM): provides network vulnerability assessment with root-cause analysis to show how the vulnerabilities can be exploited

Protect critical information with perimeter security, and check and detect attacks to information to maintain business integrity. Organizations must protect information against unwanted users and hackers and control access to information maintain business integrity. Balancing these needs requires a solution set that protects data from within the perimeter, checks and detects attacks to the perimeter and controls access to information to assure customers' proprietary data is secured. AXENT's solutions protect internal data and detect attacks in real-time to maintain business integrity.

 . Raptor(R) Firewall: Highest performing, most secure perimeter protection for enterprise networks

 . Intruder Alert(TM): Scalable host-based security monitoring and intrusion detection

 .  NetProwler(TM): Dynamic network intrusion detection

Enable secure Internet usage and communications between mobile employees, remote operations, customers and other businesses to facilitate new revenue opportunities. All businesses today recognize the Internet as an essential resource that enables organizations to operate their business in a more competitive fashion. It is critical to exchange information via the Internet and Web-based applications to employees, partners and customers without compromising the security of that information. The Internet, and in particular e-business initiatives, can help to enable new business opportunities and reduce operational costs. AXENT's solutions enable customers, partners, suppliers and employees to connect to a network safely, reducing operational costs and enabling new business opportunities.

 . PowerVPN(TM) Server with RaptorMobile(TM): Secure, easy-to-manage virtual private network server with free client and personal firewall

 .  WebDefender(TM):  Secure access control for Web business applications

 .  Defender(TM): Secure, two-factor strong authentication

 .  PassGo(TM): Enterprise-wide single sign on and password synchronization

 .  PassGo(TM) InSync: Enterprise-wide password synchronization

Manage through open, integrated and scalable solutions. In order to effectively manage trust levels of an e-business environment we recognize that today's computing environments consist of multiple operating systems running applications from different vendors and are accessed by multiple client platforms. We provide the necessary AXENT product-to-product integration to deliver value-add functionality. We partner to integrate with key market leading enterprise network and systems management framework vendors. We also provide an open, integrated security architecture to make managing trust both effective and efficient. We deliver this unique capability whether AXENT customers or AXENT is managing the trust levels.

 .  Smart Security Architecture: Smart and appropriate integrated security

 . Integration with Enterprise Management Frameworks: Integrated view of AXENT security and leading management frameworks

 .  Privilege Manager(TM) for UNIX(R): Secure delegation of UNIX root authority

 . Resource Manager(TM) for UNIX(R): User administration and enhanced security for UNIX

Lifecycle Security Services

Complimenting our Lifecycle Security methodology and solutions, we provide consulting, education and customer support services to assist customers before, during and after implementation of information security solutions.

Consulting: Consulting services are available through Secure Network Consulting, Inc. ("SNCI"), an independent subsidiary of AXENT, to meet customers' business needs. SNCI brings more than 115 years of collective security consulting experience to help customers assess, implement, or manage any AXENT or non-AXENT solution. Consulting is also available through our partnerships with more than 800 resellers and systems integrators worldwide. Through SNCI, we provide a full range of security consulting services covering all components of the Lifecycle Security Model. Our information security analysts deliver standardized fixed-price consulting packages that can provide customers with an objective assessment of their existing security systems, identify security vulnerabilities and suggest corrective actions. The analysts, on a fee basis, assist with information risk analysis, develop security policy, implement our products and help organizations securely connect to the Internet. The analysts also design customized consulting packages to help customers analyze their information security requirements, integrate in-house security products into our product framework or develop customized information security solutions.

Education: We also offer a comprehensive, standardized education and training program to end-users of our products. Training classes are offered through in-house facilities at various offices, as well as at customer locations. We also provide on-site training services upon request by customers. Fees for educational and training services are charged separately from our software products. In addition, SNCI has announced a program to train and certify personnel in the information technology industry who satisfactorily complete a training course on our solutions.

Customer Support: We provide ongoing product support services under maintenance contracts. Maintenance contracts are typically sold to customers for a one-year term at the time of the initial product license and may be renewed for additional periods. Under our maintenance agreements with our customers, we provide, telephone support, documentation and software updates and error corrections. Customers that do not renew their maintenance agreements but wish to obtain product updates and new version releases are generally required to purchase such items from us at market prices. In general, major new product releases come out annually, and minor updates come and new checks come out as needed. Customers with current maintenance agreements may download product updates from our Web site. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Accordingly, we are committed to continued recruiting and maintenance of a high-quality technical support team. We provide telephone support to customers who purchase maintenance agreements along with their product license. A team of dedicated engineers trained to answer questions on the installation and usage of our products provides telephone support from our various facilities around the world. We provide telephone support 24 hours a day, seven days a week through a callback procedure to certain customers who pay an additional fee for the service. In the United States and internationally, our resellers provide first level telephone support to their customers with technical assistance from us.


AXENT Strategy and Vision

Our product strategy is to provide a comprehensive family of products that address many security requirements of those embracing e-business. We intend to add new products and services, as well as enhance our existing ones. Adding new products and functions to our existing product families and product lines will allow us to market new technology to current customers while we expand our customer base. We also intend to integrate many of the functions of our products under the Smart Security Architecture initiative to provide seamless sharing of functionality and management capability.

We believe that the depth and breadth of product functionality and the speed in which we can deliver updates via the Web through our SWAT team and customize it via exclusive AXENT technology give us an advantage over our competitors. Because of the difficulty in developing software products that function across multiple, disparate platforms, we believe that our technology leadership creates a significant barrier to entry for single platform vendors that attempt to support multiple platforms. We have also invested heavily in developing several cross-platform technologies, which serve as the core of our product families and provide hard-to-duplicate product features.

In June 1999, we unveiled our smart security Architecture to match the "right" level of security to organizations' business needs. AXENT's Smart Security Architecture is an encompassing vision and strategy for simplified integration, correlation, administration and use of disparate security solutions. It contains four initiatives for AXENT products: consolidated data and policies, common components, security services, and integrated views across solutions. In addition, the window into the information security picture must meld with the industry frameworks from BMC Software, Inc. Tivoli Systems Inc. and Hewlett-Packard Company.


The Security Architecture will facilitate the auditing, reporting, logging and management requirements through the consolidation of data in the security data warehouse. The centralized security monitor will integrate and correlate security events to offer multiple views of information security across the enterprise. This will ensure timely and efficient identification, notification and escalations of security events for appropriate response.

In summary, we believe that our unique Lifecycle Security Methodology, our Lifecycle security solutions and services assists customers in creating an environment of trust from which to conduct electronic business initiatives and ensure the integrity of the systems and applications they have become dependent on.

SALES AND MARKETING

We market our products and services through a direct selling organization, and through a mix of indirect channels, including two-tiered distribution, original equipment manufacturers, distributors, resellers and systems integrators, domestically and abroad. AXENT is sensitive to the growing role of application service providers, Internet service providers and managed service providers. We have developed alternative pricing strategies to work with these increasingly important market segments. Our sales organization is divided into three areas:
North America, Europe Middle East and Africa (EMEA) and Asia Pacific Latin America (APLA). We maintain a number of domestic sales offices and have international sales offices in many countries in Europe as well as in Australia and Japan. During 1999, approximately 55% of our total revenues were through the direct selling organization and approximately 45% of total revenues came through our indirect channels.

International revenues accounted for approximately 30% of our revenues in 1999
and approximately 27% of revenues in 1998.   See Note 14 of Notes to the AXENT
Consolidated Financial Statements for financial information regarding AXENT's domestic and foreign operations. Our business has two reportable segments, consisting of software products and consulting services. Note 14 of Notes to the AXENT Consolidated Financial Statements contains financial information regarding those segments of our business.

A customer's decision to use our products may involve a substantial financial commitment, which may require a substantial evaluation period and approval of the customer's senior management. A customer's decision to license certain of our products may also involve significant user education and deployment costs, as well as substantial involvement of the customer's personnel resources, which may result in a long or unpredictable sales cycle. We have no significant inventory and little or no backlog.

We have experienced significant quarterly fluctuations in our operating results and anticipate such fluctuations in the future. Revenues, operating income and net income have been significantly higher in the fourth quarter of each year than in the first quarter of the following year with the exception of 1997, when the accounting treatment of the AssureNet acquisition mitigated that historic trend. We believe that fourth quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers, as well as the annual nature of our sales compensation plans. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. We historically have recognized a substantial portion of its license revenues in the last month of each quarter, and often in the last week of each quarter, which makes it very difficult to gauge the level of license revenues that will be recognized during a quarter until after its conclusion. We expect that this will continue for the foreseeable future.

STAR Partners Program

Our mission is to advance winning solutions in the information security industry by empowering, leveraging and differentiating partners. To achieve this, we have established our Partners Program to build a consortium of the best technology companies in the business. Since launching our Partners Program, we have established strategic partnerships with leading organizations such as Baltimore, BMC Software, Cobalt Networks, Compaq Computer Corporation, Entrust Technologies, Hewlett Packard, Radware, and Tivoli Systems. We have also added over 920 value added resellers to the AXENT channel.

Marketing Programs

We conduct various marketing programs intended to position and promote our products and services. Our programs are designed to educate and promote our products and services to potential end users. Marketing activities include:

 .  advertising (print, Web, email)
 .  direct mail
 .  public relations and education
 .  participation in industry trade shows as well
 .  as industry programs and forums
 .  seminars
 .  telemarketing
 .  WebCasts
 .  Web supersite (www.axent.com)
 . publication of technical and educational articles in industry journals . case studies
 .  sales training

A key element of our marketing strategy is to establish marketing programs intended to position and promote our product and service solutions. Our marketing personnel engage in various activities in support of all distribution channels, as listed above. Our product development personnel provide sales and product training seminars for both our internal sales force, as well as our channel partners' sales forces. Our marketing department also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction.

Customer Input:

We have several vehicles to receive input directly from our customers in product and company direction. These include:

Customer Advisory Council

We formed a Customer Advisory Council in late 1999 to provide an open forum where customers can freely discuss their experiences, both positive and negative, in order to provide us with the information necessary to better serve our customers. The Customer Advisory Council will provide us with direct feedback from our customers. This feedback will be vital in assessing our product directions as well as gauging customer satisfaction with our products and services. It will also provide advanced information concerning customer buying intentions.

SecureXchange

SecureXchange is our annual user conference that brings our customers from all over the world together to gain their feedback, as well as to inform them of our upcoming high-level strategies and product developments. Aside from the informative technical sessions, we also hold several sessions to discuss timely or important new information security issues.

PERFnet

PERFnet is AXENT's product enhancement request process that enables our customers to systematically request product enhancements. It also allows our managers to collect, review and respond to all requests within 90 days of request. It involves customers in the voting process to insure that our product enhancements answer aggregate market demands and improve our overall competitive advantage in the marketplace. PERFnet has increased our customers' confidence by guaranteeing enhancement request feedback within 90 days.

CUSTOMERS

As of December 31, 1999, we had over 10,000 customers. Our target customers include private and public sector organizations that require information security to enable secure e-business initiatives. Our customers represent a broad range of organizations within diverse sectors including: financial services, technology, professional services, government, consumer products and energy and utilities.

Our impressive array of customers and partners validates our unique commitment to providing e-security solutions to organizations around the world. Our customers rely on us to address the critical security trends in today's global marketplace.

CUSTOMER SERVICE and SUPPORT

A high level of technical support and competence in Internet information security technology is essential for gaining customer satisfaction as many of our customers implement our products within technically complex heterogeneous environments.

We offer support programs to assist our customers in meeting the ever-increasing challenge of protecting their environments while also ensuring they realize the potential of their investment in our products. Our annual support contract provides the customer with 1) hot-line service delivered by telephone, fax and over the Internet, 2) immediate patches for severe problems, 3) any periodic software updates, 4) access to our technical knowledge base and FAQ, and 5) an invitation to the annual user conference. AXENT understands the mission-critical nature of our products and offers 7 days a week, 24-hour technical service for those customers that require it.

We believe that an increased focus on technical support and customer service will be a significant factor in the market place acceptance of our products. We have invested in customer relationship management software, Internet service delivery software and various other tools to ensure the accuracy of transactions and to give the customer a strong sense of confidence that they are receiving an excellent return for their maintenance contract investment. We deliver hot-line service from four locations in the United States, including: Waltham, MA, Nashua, NH, Pittsburgh, PA, and American Fork, UT as well as two locations in the UK. When our products are licensed by resellers, first line technical support is provided by these resellers to their customers.

COMPETITION

The market for information security is incredibly competitive and is expected to continue to increase in the future. We believe that the significant competitive factors affecting the market include breadth of market, depth of product functionality, breadth of platform support, product quality and performance, conformance to industry standards, product price and customer support. There can be no assurance that we can maintain or enhance our competitive position against current and future competitors given that many competitive differentiators are not in our control.

Our primary competitors typically fall within one of five categories:

1) Large enterprise network and systems management vendors offer multiple products that cover various aspects of information security. For example, Computer Associates International, Inc., IBM, Hewlett-Packard Corporation and BMC Software, Inc.

2) Point product security vendors sell products that offer particular information security functions for specific computing platforms. These vendors include: Check Point Software Technology, Ltd. and RSA Security Inc.

3) Solutions-based security vendors offer products that cover various aspects of information security. For example, Network Associates, Inc.

4) Telecommunications infrastructure vendors offer appliances that may include some resident security functionality. These vendors include: Cisco Systems, Inc., Nortel Networks and Lucent Technologies. Inc.

5) Platform vendors offer operating system software that may include some native security functionality. These vendors include: Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc.

Many of our current and potential competitors have longer operating histories, significantly greater resources greater name recognition and a larger install base. We compete with these organizations by offering our depth and breadth of e-security solutions. Our products and services assist organizations in reducing the risks associated with the inherent vulnerabilities of today's computing environments. Nevertheless, there can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse affect on our financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

Our success is heavily dependent on our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect our proprietary rights. We have several patents or patents pending with respect to our products and have registered a number of our copyrights in the United States. Certain trademarks have been registered in the US and principal foreign countries and we are currently seeking to register other trademarks in various countries.

We use a signed license agreement with many customers and a printed "shrink-wrap" or electronic "click-wrap" license for all other users of our products in order to protect our copyrights and trade secrets. Since the licensee does not sign shrink-wrap licenses, some authorities believe that they may not be enforceable under many states' laws and the laws of many foreign jurisdictions. The laws of Maryland, which the printed shrink-wrap licenses purport to make the governing law, are unclear on this subject. We also rely on trade secrets to protect our proprietary rights in our software. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, the laws of some foreign countries either do not protect our proprietary rights or offer only limited protection for those rights. There can be no assurance that the steps taken to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products.

There has been substantial litigation in the software industry involving intellectual property rights. Although we do not believe that our products infringe upon the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on our financial condition and results of operations. In addition, as we may acquire or license a portion of the software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software. Although we would intend to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights.
We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties and prevent us from selling our products, any one of which could have a material adverse effect on our financial condition and results of operations.

Employees

As of March 3, 2000, we had over 611 active employees worldwide, of which approximately 468 were employed in offices in the U.S. and approximately 143 were employed at international offices. None of our employees or our subsidiaries are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Our future success will depend in significant part on our ability to attract and retain qualified personnel. Competition for such qualified technical, management, consulting and sales personnel is intense in the software industry, and there can be no assurance that we can attract and retain the necessary qualified personnel in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Our Quarterly Revenues and Operating Results Will Fluctuate From Quarter to Quarter. We have experienced significant quarterly fluctuations in our operating results and anticipate possibly substantial fluctuations in our future operating results. We generally have experienced seasonal variations in our operating results, with higher revenues, operating income and net income in our fourth quarter than in our first quarter of the following year, and with lower revenues, operating income and net income in the summer months, when businesses often defer purchase decisions. The higher rate of increase during the last quarter may also be due to our quota-based compensation plans, year-end budgetary pressures on our customers and the tendency of some of our customers to implement changes in enterprise network or data security just before the end of the calendar year. In addition, revenue tends to increase at lower rates in the summer months, particularly in Europe, when businesses defer purchase decisions.

Also, we have historically recognized a substantial portion of our license revenues in the last month of each quarter, and even in the last week or last several days of each quarter. Because we have little or no backlog, quarterly revenues and operating results depend on the volume and timing of orders received during each quarter, especially during the last several weeks and days of each quarter, which are difficult to forecast. If our operating results fall below the expectations of analysts, the trading price of our common stock may decline dramatically. Because our operating expenses are fixed, a small variation in when revenue is recognized may cause significant variations in operating results from quarter to quarter. Operating results may also fluctuate significantly on a quarterly basis due to the following factors:

 .  customer demand for our products;
 .  personnel changes;
 .  foreign currency exchange rates;
 .  the size, timing, shipment, cancellation or delay of customer orders;
 .  introduction of new products and product enhancements by us or our competitors;
 .  market acceptance of new products introduced by us or our competitors;
 .  budgeting cycles of customers;
 .  changes in the proportion of revenues attributable to licenses and service fees;
 .  changes in the percentage of products sold through our direct sales force and our indirect distribution channels;
 .  changes in product pricing;
 . competitive conditions in the industry; and . changes in general economic conditions.

Our consulting service revenues also tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed.

Any Failure to Obtain Large Individual Contracts Will Have A Negative Effect On Our Revenues. The value of individual transactions as a percentage of our quarterly revenues can be substantial, and particular transactions may generate a significant portion of our operating profits for the quarter in which they are signed. The licensing of many of our products generally involves a long sales cycle (between six and twelve months) and is subject to a number of significant risks over which we have little or no control. Because many of our operating expenses are based on anticipated revenue levels, a substantial portion of which is not typically generated until the end of each quarter, and a high percentage of our expenses are fixed, delays in the receipt of orders can cause a significant variation in operating results from quarter to quarter. In addition, we may expend significant resources pursuing potential sales that will not be consummated. We also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may significantly reduce our operating results in the short-term. For those reasons, you should not rely on our prior operating results or projections of future operating results as an indication of our future performance.

Acquisitions or Divestitures of Businesses or Technologies May Hurt Our Business. In the normal course of our business, we evaluate potential acquisitions and divestitures of businesses, products and technologies that could focus, complement or expand our business. Any transaction, whether or not completed, may materially adversely affect our financial condition and results of operations. Acquisitions and divestitures are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals. Furthermore, in order to finance a potential transaction we may need to raise additional funds by selling stock or borrowing money. Any future acquisition in which we pay a substantial amount of cash consideration may adversely affect our liquidity and financial condition, and any future acquisition in which we issue a significant amount of our stock as consideration may cause our stockholders to suffer a significant dilution of their interests. Also, our evaluation and pursuit of possible acquisitions, and our integration of completed acquisitions, may divert our management time and resources from necessary aspects of our business and operations.

Even if we do complete any given acquisition or divestiture, the integration of new technology, business and operations into our business and operations is a complex, time consuming and expensive process. We may not be able to integrate the acquired business, products or technologies into our existing business and operations. Our failure to integrate successfully could materially adversely affect our operating results, financial condition and the trading price of our stock. Before any acquisition, each company has its own business, culture, customers, employees and systems. Following an acquisition, we must operate as a combined organization using common communication systems, operating procedures, financial controls and human resource practices. In order to successfully integrate acquired companies or technology, we must, among other things, successfully: attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products into our suite of product offerings; coordinate research and development efforts; integrate sales forces; and consolidate duplicate facilities. An acquisition may disrupt ongoing operations, divert management from day-to-day business and adversely impact our results of operations. In addition, these types of transactions often result in charges to earnings for such things as transaction expenses, amortization of goodwill, or expensing of in-process research and development expenses.

Our Stock Price Has Historically Been Volatile And Is Likely To Remain Volatile. The market price of our common stock, which is traded on the Nasdaq Stock Market, has been subject to significant fluctuations in the past and may be subject to significant fluctuations in the future. This volatility of the stock price may make it more difficult for you to resell shares when you want at prices you find attractive. The stock price may fluctuate in response to operating results, announcements of technological innovations or new products by us or our competitors, patent or proprietary rights developments and market conditions for computer industry stocks in general. During 1999 our stock price ranged from a per share high of $40.50 to a low of $7.6825. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. Additionally, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for our business, the announcement of quarterly operating results below analysts' and investors' expectations could have a material and adverse effect on the price of our common stock. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which may result in an immediate drop in our stock price. Securities class action litigation is often instituted against publicly traded companies after a period of volatility in the market price of a companies' securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources. General economic conditions may also adversely affect the market price of our stock. The trading prices of many high technology companies' stocks are at or near their historical highs and reflect price/earnings ratios substantially above historical norms. The trading price of our common stock may fluctuate dramatically or go to and remain at low levels.

We Are In A Highly Competitive Market. Some of our competitors may be more successful than we are in attracting and retaining customers. Competition in the information security market is intense. We currently compete with companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We expect to face increasing competitive pressures from our current competitors and new market entrants. We believe that significant competitive factors affecting the information security industry are:

 . the number of information security functions a product performs, . the complexity of information security functions a product performs and a customer's ability to manage certain aspects of those functions, . the number of different computer operating systems on which a product operates,
 .  product quality,
 .  product performance,
 .  the number of computer systems that can be controlled simultaneously by a product,
 .  product ease of use,
 .  conformance to industry standards,
 .  product price and
 .  customer support.

We may not be able to maintain or enhance our competitive position against current and future competitors. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

Market Consolidation May Create More Formidable Competitors. There has been substantial consolidation recently in the information security industry, and we expect that there will be significant additional consolidation in the near future. As a result of that increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources. We believe that such competition may have a significant negative effect on our current and developing collaborative, marketing, distribution and reselling relationships, our product pricing and our product development budget and capabilities. Any of those negative effects can significantly impair our financial condition and our results of operations.

We May Not Be Able To Adapt Quickly To Rapid Technological Change To Compete Effectively. The information security industry changes rapidly. Changes can be attributable to frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. The introduction of new technologies could render our existing products obsolete or unmarketable or require us to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements may also cause the development cycle for our new products to be significantly longer than our historical product development cycle, resulting in higher development costs or a loss in market share. We may not be able to counter challenges to our current products, and our future product offerings may not keep pace with the technological changes implemented by competitors, developers of operating systems or networking systems or persons seeking to breach information security. Our products may not satisfy evolving preferences of customers and prospects. Failure to develop and introduce new products and product enhancements in a timely fashion could materially adversely affect our financial condition and results of operations. Because of the complexity of our software products, which operate on or utilize multiple platforms and communications protocols, we have from time to time experienced delays in introducing new products and product enhancements primarily due to development difficulties or shortages of development personnel. There can be no assurance that we will not experience longer delays or other difficulties that could delay or prevent the successful development, introduction or marketing of new products or product enhancements.

Year 2000. The issues raised by the transition to the Year 2000 presented a significant challenge to us, our customers, resellers, partners, and employees, as well as to governments, communities and individuals. In the near term, we recognize the need to maintain our vigilance in the event year 2000 issues arise. Further, some commentators believe that a significant amount of litigation will arise from Year 2000 issues. We continue to believe that we have good defenses to any such claims brought against us. This Year 2000 statement and the Year 2000 disclosure contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

Our Products Are Complex And Are Operated in a Wide Variety of Computer Configurations, Which Could Result In Errors Or Products Failures. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may disclose undetected errors, failures or bugs in our products. We have in the past discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers' computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments by us. Errors, failures or bugs in our products could result in adverse publicity, product returns, loss of or delay in market acceptance of our products or claims by the customer or
others.   Alleviating
such problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which would adversely affect the results of our operations.

We attempt to limit our liability to customers, including liability arising from a failure of the security features contained in our products, through contractual limitations of warranties and remedies. Our consulting agreements with our customers generally contain provisions designed to limit our exposure to claims related to negligence or errors or omissions by our employees and agents. However, some courts have held similar contractual limitations of liability, or the "shrink wrap licenses" in which they sometimes are embodied, to be unenforceable. Accordingly, such limitations may not be enforced. We have insurance providing coverage up to $2,000,000 annually and per occurrence to defray costs associated with claims arising from product failure and related loss or damage to data. Notwithstanding that insurance coverage, the consequences of errors, failures or bugs in our products could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able To Attract And Retain Employees. Our success depends to a significant degree upon the continuing contributions of our employees including management, sales, product development, marketing, professional services and customer support personnel. The loss of the services of any key employee could adversely affect our financial condition and results of operations. We believe that our future success will depend in large part upon our ability to attract and retain highly-skilled managerial, sales, product development, marketing, professional services and customer support personnel. We require product development, consulting services and sales personnel who are highly technically trained in the field of information security, and the competition for such individuals is intense. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

International Sales Are A Significant Portion Of Our Revenue. Sales outside the United States accounted for a significant portion of our net revenues from our information security products in the year ended December 31, 1999. Our international business may be subject to a variety of risks, including:

 .  costs and risks relating to establishing and expanding our relationships with resellers and distributors in certain countries or regions, . delays in expanding those international distribution channels, . difficulties in collecting international accounts receivable, . increased costs associated with maintaining international marketing efforts, . any increase in duty rates, . political instability,
 .  foreign regulatory requirements,
 . introduction of non-tariff barriers, and . difficulties in enforcing intellectual property rights abroad.

Our international sales may be denominated in certain non-US Dollar currencies, and we may be subject to risks associated with fluctuations in currency exchange rates. As we do not currently hedge foreign currency risk, a decrease in the value of any of those currencies relative to the U.S. dollar will affect the profitability in U.S. dollars of our products sold in these markets.

Our Products Are Subject To Export And Import Regulations. Under new regulations issued by the U.S. Department of Commerce in January 2000, encryption products like those we produce and market of any key length may be exported, after a one-time technical review, to all end-users other than governmental end-users. We expect shortly to complete the necessary technical reviews of the products and services we currently export. Following export of certain of our products, we will be subject to various post-shipment reporting requirements. Encryption products may be exported to governmental end-users under special encryption licensing arrangements or individual export licenses which may be issued at the discretion of the U.S. Department of Commerce. These regulations may be modified at any time, and there can be no assurance that, in the event of any such modification, we will be authorized to export encryption products from the United States without a license. If there is such a modification, we might be at a disadvantage in competing for international sales as compared to companies located outside of the United States that would not be subject to such restrictions. While we believe our products are designed to meet the regulatory standards of many foreign markets, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our financial condition or results of operations.

Our Intellectual Property And Proprietary Rights Are Costly To Defend And Difficult To Protect. We regard our software as proprietary, and our success and ability to compete depends in part upon our proprietary technology and rights. We rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. Although we hold several patents and have several pending patent applications which cover certain aspects of our technology, such patents and patent applications do not protect some of our security products. Our current and future patent applications may not be granted. Additionally, our patents may not be sufficiently broad to protect our technology critical to our security products.

Although the effectiveness of our products does not depend upon the secrecy of our proprietary technology or licensed technology, the public disclosure of our technology could result in a perception of breached security and could reduce the level of our product licensing, which could have an adverse effect on our financial condition or results of operations. Confidentiality agreements and other methods on which we rely to protect our trade secrets and proprietary information and rights may not be adequate to protect our proprietary rights. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Our trade secrets or non-disclosure agreements may not provide meaningful protection of our proprietary information. Also, others may independently develop similar technologies or duplicate any technology developed by us. Our inability to protect our proprietary rights would have a material adverse effect on our financial condition and results of operations.

We May Be Subject To Intellectual Property Claims, Which Are Costly To Defend And Could Limit Our Ability To Use Certain Technologies In The Future. As the number of information security products in the industry increases and the functionality of these products further overlaps, we may become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Third parties could assert infringement or misappropriation claims against us in the future with respect to current or future products. Further, we may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our financial condition and results of operations.

We Do Not Pay Dividends. We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

Anti-Takeover Provisions Could Make It More Difficult For A Third Party To Acquire Us. Our Certificate of Incorporation requires that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing, and requires reasonable advance notice by a stockholder of a proposal or director nomination which such stockholder desires to present at any annual or special meeting of stockholders. Special meetings of stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or, if none, the President or by the Board of Directors. Our Certificate provides for a classified Board of Directors, and members of the Board of Directors may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares of our capital stock entitled to vote. These provisions, and other provisions of our Certificate, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

ITEM 2. PROPERTIES.

Our headquarters is located in approximately 26,000 square feet of office space in Rockville, Maryland, which is leased through February 2004. We have leased office space for our development laboratories in Utah, Massachusetts, New Hampshire and California of approximately 30,000, 50,000, 20,000, and 15,000 square feet, respectively. We also lease domestic sales offices in a number of locations, and approximately 30,000 square feet of office space in the United Kingdom and several other small foreign sales offices. We believe that our existing facilities are adequate for our needs or that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

On May 12, 1999, a venture capital entity and a small former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. AXENT believes the claims are without merit and intends to defend the action vigorously.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of utlimate liability with respect to these actions will not materially effect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our common stock is traded on the Nasdaq Stock Market under the symbol "AXNT."

Our common stock began trading on the Nasdaq Stock Market on April 24, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock on the Nasdaq Stock Market:

                                                                                           High              Low
                                                                                      ------------      ------------
    1998
    First Quarter...............................................................            30 1/2           14 7/16
    Second Quarter..............................................................                32            22 3/4
    Third Quarter...............................................................           32 1/16            14 7/8
    Fourth Quarter..............................................................            31 1/8            13 1/2

    1999
    First Quarter...............................................................            40 1/2                22
    Second Quarter..............................................................            25 3/8          7  11/16
    Third Quarter...............................................................            17 7/8                11
    Fourth Quarter..............................................................                24           11  5/8

On March 21, 2000 the last reported sale price of our common stock was $26.06 per share. As of March 21, 2000, we had approximately 316 stockholders of record, and approximately 24,000 beneficial owners.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, are unaudited but have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1997, 1996 and 1995 and for each of the years ended December 31, 1996 and 1995 are unaudited but have been derived from audited consolidated financial statements of AXENT not included in this Form 10-K. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and with AXENT's consolidated financial statements and notes thereto.

SELECTED FINANCIAL DATA.
                                                                           Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                         1999         1998          1997         1996        1995
                                                      ----------  -----------  ------------  -----------  -----------
                                                                    (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net revenues:
  Product licenses..................................    $ 77,852     $ 80,912      $ 56,202     $ 29,490      $13,592
  Services..........................................      34,961       20,118        13,707        7,199        5,038
                                                      ----------     --------      --------     --------      -------
    Total net revenues..............................     112,813      101,030        69,909       36,689       18,630

Cost of net revenues................................      16,049        9,354         6,124        2,758        2,055
                                                      ----------     --------      --------     --------      -------
  Gross profit......................................      96,764       91,676        63,785       33,931       16,575
                                                      ----------     --------      --------     --------      -------
Operating Expenses:
  Sales and marketing...............................      61,252       41,209        31,856       21,606       15,160
  Research and development..........................      26,859       18,956        12,885        8,322        5,343
  General and administrative........................      11,572        6,445         7,030        4,704        3,546
  Amortization of acquired intangible assets........       4,184          450           432           --           --
  Acquisition-related charges.......................       3,753       17,422        34,154           --           --
                                                      ----------     --------      --------     --------      -------
    Total operating expenses........................     107,620       84,482        86,357       34,632       24,049
                                                      ----------     --------      --------     --------      -------
Income (loss) from continuing operations
  before interest, royalties and taxes..............     (10,856)       7,194       (22,572)        (701)      (7,474)

  Interest income (expense) and other...............       4,775        4,895         6,349        3,321          (53)
  Royalty income....................................          --        1,862         2,977        3,479           --
  Income tax benefit (provision)....................        (859)      (7,507)       (5,744)      (1,159)       2,146
                                                      ----------     --------      --------     --------      -------
Income (loss) from continuing operations............      (6,940)       6,444       (18,990)       4,940       (5,381)

Income from discontinued operations, net
  of tax............................................          --           --           255        2,395        5,050
                                                      ----------     --------      --------     --------      -------
Net income (loss)...................................    $ (6,940)    $  6,444      $(18,735)    $  7,335      $  (331)
                                                      ==========     ========      ========     ========      =======
Net income (loss) per common share (basic):
  Continuing operations.............................      $(0.25)       $0.26      $  (0.83)    $   0.27      $ (0.56)
  Discontinued operations...........................          --           --          0.01          .13         0.52
                                                      ----------     --------      --------     --------      -------
Net income (loss) per common share (basic)..........      $(0.25)       $0.26      $  (0.82)    $   0.40      $ (0.04)
                                                      ==========     ========      ========     ========      =======
Number of shares used to compute basic
  earnings per common share.........................      27,561       25,204        22,780       18,553        9,635
                                                      ==========     ========      ========     ========      =======
Net income (loss) per common share (diluted):
  Continuing operations.............................      $(0.25)       $0.24      $  (0.83)    $   0.23      $ (0.56)
  Discontinued operations...........................          --           --          0.01         0.11         0.52
                                                      ----------     --------      --------     --------      -------
Net income (loss) per common share (diluted)........      $(0.25)       $0.24      $  (0.82)    $   0.34      $ (0.04)
                                                      ==========     ========      ========     ========      =======
Number of shares used to compute diluted
  earnings per common share.........................      27,561       26,740        22,780       21,577        9,635
                                                      ==========     ========      ========     ========      =======

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.........................    $ 61,534     $ 80,035      $ 51,632     $ 54,828      $ 7,973
  Marketable securities.............................      47,331       31,774        40,882       34,026           --
  Net identifiable liabilities from
    discontinued operations.........................          --           --            --          163        1,319
  Working capital...................................     107,314      117,289        94,541       85,280        2,869
  Total assets......................................     198,880      161,276       124,813      107,185       12,646
  Total debt........................................         827           --            --           --        1,835
  Stockholders' equity (deficit)....................     157,059      134,328       104,280       93,435       (1,500)
  Cash dividends per share..........................          --           --            --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations and the "Business" section of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which involve risk and uncertainties. These forward-looking statements are identified by the use of the words "believes", "expects", "anticipates", "will", "would" or similar expressions that contemplate future events. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified in "Certain Factors Affecting Future Performance" (see below) and "Business--Certain Factors That May Affect Future Results". The Company assumes no obligation to update or correct forward-looking statements due to events or changes after the date of this report.

Overview

The consolidated financial statements and results of operations of AXENT Technologies, Inc. and its wholly owned subsidiaries, have been impacted by several recent acquisitions as follows:

 . PassGo Technologies, Ltd. was acquired on March 31, 1999 and was accounted for as a purchase. In connection with that transaction, we incurred a one-time charge of approximately $2 million for the write-off of purchased in-process research and development costs in the first quarter of 1999.

 . Internet Tools, Inc. was acquired on January 12, 1999, which was accounted for as a pooling-of-interests in accordance with APB No. 16. Accordingly, we have restated all prior period consolidated financial statements presented in this report to include the combined results of operations, financial position, and cash flows of Internet Tools as though it had always been part of our company. In connection with that transaction, we incurred a one-time charge of approximately $1.75 million.

 . Secure Network Consulting, Inc. was acquired on July 21, 1998 and was accounted for as a purchase.

 . Raptor Systems, Inc. was acquired on February 5, 1998 and was accounted for as a pooling-of-interests in accordance with APB No. 16. Accordingly, we have restated all prior period consolidated financial statements presented in this report to include the combined results of operations, financial position, and cash flows of Raptor as though it had always been part of our company. In connection with that transaction, we incurred a one-time charge of approximately $17.4 million related to transaction costs.

   On May 9, 1997, Raptor acquired a perpetual license of technology, including the underlying products, from Open Market, Inc. The technology is used in certain current product offerings and will be used in future product offerings. In connection with that transaction, we incurred a one-time charge of approximately $6.52 million ($4.24 million, net of taxes) for the write-off of purchased in-process research and development costs during the second quarter of 1997.

 . AssureNet Pathways, Inc. was acquired on January 7, 1997 and was accounted for as a purchase. In connection with that transaction, we incurred a one-time charge of approximately $27.63 million for the write-off of purchased in-process research and development costs in the first quarter of 1997.

Our revenues are derived principally from two sources: (i) product license fees for the use of our software products and (ii) service fees for maintenance, consulting services and training related to our software products. We generally ship our software on a trial basis and recognize revenue when the customer becomes contractually obligated to pay for the product. We recognize service revenues from consulting and training as those services are performed, and we defer maintenance revenues and recognize them ratably over the maintenance period, typically one year.

We market our products through a direct sales organization, distributors and other marketing relationships. Sales made through distributors typically have a lower gross margin than direct sales. Revenues from independent distributors accounted for approximately 45%, 44% and 51% of our net revenues from our information security products for each of the years ended December 31, 1999, 1998 and 1997, respectively. We expect the percentage of our net revenues derived from independent distributors to fluctuate from period to period. We generally record revenue from distributors at the net license or service fee, after deducting the distributors' commissions.

Certain Risks and Uncertainties

Year 2000

We approached Year 2000 compliance by preparing an inventory of all business disruption problems that we regarded as reasonably possible, prioritizing those possible problems to allocate appropriate resources to the most critical areas, remediating or replacing systems and equipment to solve or mitigate Year 2000 problems and, if necessary, developing contingency plans. We have assessed the impact of Year 2000 compliance on the current and prior versions of our products, internal information systems, other internal computer systems and equipment containing embedded systems, and we have implemented corrective actions where appropriate. Although we have not yet received any complaints from our customers about the Year 2000 readiness of our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Such errors could result in delay or loss of revenue and diversion of development resources, which might materially adversely affect our business, financial condition or results of operations.

We believe that the current version of each of our products has been designed and tested to process Year 2000 date data without interruption or error, and that the current version of each of our product offerings is Year 2000 compliant assuming no error after 1999 in the operating system or other management software products operating on the same computer system as our product. Information on the Year 2000 compliance of our products is available on our Web site (www.axent.com/y2k.htm).

We believe we identified our equipment and systems that are critical to our operations, such as communications and networking equipment, related software and certain hardware and software systems, and completed our assessment of the Year 2000 compliance of such equipment and systems. We also assessed and tested the Year 2000 compliance of various items of equipment, computer systems, applications software, and equipment containing embedded systems that we did not consider critical to our operations. We replaced several internal information systems critical to our operations as part of our normal development and expansion or salesforce automation, accounting and customer service-related information systems. We received product warranties that those systems are Year 2000 compliant. To date, we have not experienced any significant problems due to non-Year 2000 ready equipment or software.

Costs we incurred in Year 2000 testing and remediation or replacement of noncompliant systems was not material to our financial condition or results of operations. The cost of continued testing of our products will be included in our research and development expenses, and testing of internal equipment, hardware and software systems generally is included in general and administrative expense. In the case of prior product releases that are not Year 2000 ready, if any, we expect to devote internal engineering and customer support resources to resolving any issues for existing customers of those products.

We have made representations and warranties, both in contracts and in written communications, to certain of our customers regarding the Year 2000 readiness of our products. With respect to any contractual representation we made regarding Year 2000 readiness that was not accurate, we will seek to upgrade the affected customer to our current Year 2000 compliant version of the product being used by the customer. If we have made a materially inaccurate statement regarding the Year 2000 readiness of our products and the customer chooses not to upgrade to a Year 2000 compliant version of the product, we may face the risk of one or more lawsuits from customers alleging breach of representation.

The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

Euro Currency

The European Union's adoption of the Euro currency raises a variety of issues associated with our European operations. Although the transition from national currencies to the Euro will be phased in over several years, the Euro became the single currency for most European countries on January 1, 1999. We have assessed Euro issues related to our treasury operations, product pricing, contracts and accounting systems. We believe that our existing or planned hardware and software systems have and will accommodate the transition to the Euro and any future required operating changes will not have a material effect on future results of operations or financial condition.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Revenues. Our net revenues increased approximately 12%, or $11.78 million from $101.03 million in 1998 to $112.81 million in 1999.

Our net revenues from product licenses decreased approximately 4%, or $3.06 million, from $80.91 million in 1998 to $77.85 million in 1999. For those periods in 1998 and 1999, net revenues from product licenses represented 80% and 69%, respectively, of total net revenues. Our revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for our products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; our ability to maintain and expand our domestic and international sales and marketing organizations; our ability to develop new and enhanced products; the availability of personnel and the our ability to attract and retain key personnel; the mix of distribution channels through which our products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; Year 2000 issues (during 1999); seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of our actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on our operating results.

Our net revenues from services increased approximately 74%, or $14.84 million, from $20.12 million in 1998 to $34.96 million in 1999, representing 20% and 31% of total net revenues in 1998 and 1999, respectively. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts.

We currently believe that year-to-year comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

Revenues derived from North American and international operations as a percent of total revenues were 73% and 27%, respectively in 1998 as compared to 70% and 30%, respectively in 1999. The increase in international revenues as a percentage of total revenues from 1998 to 1999 is attributable to increased sales due to the expansion of our operations, primarily in European markets, and the acquisition of UK-based PassGo.

Cost of Net Revenues. Our cost of net revenues includes the cost of media, product packaging, documentation and other production costs, product royalties, and the direct and indirect costs of providing technical support, training, and consulting services to our customers. Cost of net revenues increased approximately 72%, or $6.70 million, from $9.35 million in 1998 to $16.05 million in 1999, representing 9% and 14% of net revenues in 1998 and 1999, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by our company, including PassGo. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and increased consulting services. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 49%, or $20.04 million, from $41.21 million in 1998 to $61.25 million in 1999, representing 41% and 54% of total net revenues for 1998 and 1999, respectively. The increase in dollar amount and percentage of total net revenues was due to an increase in staff and marketing programs to support our sales and marketing activities plus the addition of costs associated with PassGo. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire necessary staff and expand our marketing activities to promote expansion of our business.

Research and Development. Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 42%, or $7.90 million, from $18.96 million in 1998 to $26.86 million in 1999, representing 19% and 24% of total net revenues in 1998 and 1999, respectively. The increase in dollar amount and percentage of total net revenues resulted from the addition of staff and use of outside consultants needed to develop, maintain and enhance our software products plus the addition of costs associated the acquired operations of Internet Tools and PassGo. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 80%, or $5.12 million, from $6.45 million in 1998 to $11.57 million in 1999, representing 6% and 10% of total net revenues for 1998 and 1999, respectively. The increase in dollar amount and percentage of total net revenues is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support our operations, the integration of acquisitions plus the addition of costs associated with PassGo. We currently anticipate that the dollar amount of general and administrative expenses will increase as we continue to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets. Amortization of intangible assets consists primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $3.73 million, from $450,000 in 1998 to $4.18 million in 1999. The increase in dollar amount is primarily due to the amortization of goodwill and intangibles resulting from the acquisition of PassGo and amortization of purchased technology from Alta Vista, which is being amortized ratably over three to seven years.

Acquisition-Related Charges.   In 1998, we incurred a one-time charge of $17.42
million, $13.3 million net of taxes, for severance, investment banking, legal and accounting fees, and other costs related to the merger with Raptor. In 1999, we incurred charges of approximately $1.75 million for severance, investment banking, legal and accounting fees, and other costs related to the merger with Internet Tools, and approximately $2.0 million of in-process research and development expense in connection with the acquisition of PassGo.

Income (Loss) from Continuing Operations before Royalties, Interest and Taxes. Loss from continuing operations before royalties, interest and taxes was $10.86 million in 1999 compared to a profit of $7.19 million in 1998. The loss is primarily attributable to the increase in operating expenses without an equal or greater increase in net revenue, which were negatively impacted in our first quarter of 1999.

Interest Income and Other. Interest income decreased 2.5%, or $120,000, from $4.90 million in 1998 to $4.78 million in 1999. The decrease relates primarily to the decline in the average balance of interest bearing assts during 1999. It is currently our policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

Royalty Income. Royalty income in 1998 of $1.86 million, consisted of amounts payable to us under the Exclusive Distributor License Agreement with Raxco Software, Inc. related to certain OpenVMS utility software products we own. Raxco has experienced declining revenues for these products as a result of the erosion of market share that the OpenVMS platform has experienced world-wide. Royalty income ceased in 1999 as a result of our transfer of those products and all related liabilities to Raxco and termination of the Exclusive Distributor License Agreement during the first quarter in 1999.

Income Taxes. We account for income taxes under SFAS 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial statement purposes and their respective tax basis. The Company records a valuation allowance for deferred tax assets when in management's judgement it is more likely than not that all or a portion of the deferred asset will not be realized.

We recorded a tax provision of $7.51 million in 1998 related to our taxable income from operations and a tax provision of $859,000 in 1999 related to our taxable loss from operations.

Excluding the amortization of acquired intangibles and write off of certain acquisition costs from income, the effective tax rate is approximately 36.7% and 67.7% in 1998 and 1999, respectively.

Income (Loss) from Continuing Operations. As a result of the above, we recorded a loss from continuing operations of $6.94 million in 1999 compared to a profit of $6.44 million in 1998. This decrease is primarily attributable to the growth in operating expenses which exceeded world-wide revenue growth offset in part by the decrease in non-recurring charges.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Revenues. Our net revenues increased approximately 45%, or $31.12 million from $69.91 million in 1997 to $101.03 million in 1998.

Our net revenues from product licenses increased approximately 44%, or $24.71 million, from $56.20 million in 1997 to $80.91 million in 1998, representing 80% of total net revenues for both 1997 and 1998, respectively. The increase in product license revenue is primarily attributable to continued broader acceptance of our products, continued expansion into overseas markets, the introduction and general release of new products or revisions and the expansion of available products running on new or additional platforms.

Our net revenues from services increased approximately 47%, or $6.41 million, from $13.71 million in 1997 to $20.12 million in 1998, representing 20% of total net revenues for both 1997 and 1998, respectively. The increase in services revenues is primarily attributable to growth in the customer base purchasing maintenance and to the increase in 1998 of revenues related to consulting, training and the Secure Network Consulting, Inc. acquisition.

We currently believe that year-to-year comparisons of net revenues from the licensing of different software products and the provision of related services are not necessarily meaningful as an indication of future performance.

Revenues derived from North American and international operations as a percent of total revenues were 78% and 22%, respectively in 1997 as compared to 73% and 27%, respectively in 1998. The increase in the international revenues as a percentage of total revenues from 1997 to 1998 is attributable to continued acceptance of our products in international markets, particularly in the United Kingdom, Europe and Asia.

Cost of Net Revenues. Cost of net revenues increased approximately 53%, or $3.23 million, from $6.12 million in 1997 to $9.35 million in 1998, representing 9% of net revenues for both 1997 and 1998, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by our company. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due to a change in product mix, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing. Sales and marketing expenses increased 29%, or $9.35 million, from $31.86 million in 1997 to $41.21 million in 1998, representing 46% and 41% of total net revenues for 1997 and 1998, respectively. The increase in dollar amount was due to the increase in sales staff to support our growth. The decrease in sales and marketing expenses as a percentage of total net revenues was due primarily to the greater increase in total net revenues. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire additional staff to support our growth in future periods.

Research and Development. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 47%, or $6.07 million, from $12.89 million in 1997 to $18.96 million in 1998, representing 18% and 19% of total net revenues in 1997 and 1998, respectively. The increase in dollar amount and percentage of total net revenues resulted from the addition of staff needed to develop, maintain and enhance our software products in an effort to keep pace in a dynamic market where security needs and demands are constantly changing. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative. General and administrative expenses decreased 8%, or $585,000, from $7.03 million in 1997 to $6.45 million in 1998, representing 10% and 6% of total net revenues for 1997 and 1998, respectively. The decrease in the dollar amount and percentage of total net revenues is primarily a result of the synergies gained from the elimination of overlapping administrative functions associated with the Raptor acquisition. We currently anticipate that the dollar amount of general and administrative expenses will increase as we continue to hire additional staff to support our growth in future periods.

In 1997, certain general and administrative expenses were offset in part by fees billed by our company under the Administrative Services Agreement between our company and Raxco, which terminated in 1998. That agreement provides for Raxco to pay our company for the cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. In 1998, we charged Raxco
$570,000 under the Administrative Services Agreement.

Amortization of Acquired Intangible Assets. Amortization of intangible assets expenses increased $18,000, from $432,000 in 1997 to $450,000 in 1998.

Acquisition-Related Charges. During 1997, we incurred a one-time charge associated with the acquisition of AssureNet of approximately $27.63 million to expense the purchased in-process research and development that had not reached technological feasibility and had no probable future use, as well as a one-time charge of $6.52 million, $4.24 million net of taxes, for the write-off of purchased in-process technology associated with the acquisition of a perpetual license of certain products from Open Market, Inc. In 1998, we incurred a one-time charge of $17.42 million, $13.3 million net of taxes, for severance, investment banking, legal and accounting fees, and other costs related to the merger with Raptor.

Income (Loss) from Continuing Operations before Royalties, Interest and Taxes. Income from continuing operations before royalties, interest and taxes increased $29.76 million to a profit of $7.19 million in 1998 from a loss of $22.57 million in 1997. The increase is primarily attributable to the decrease in non-recurring charges as well as the overall increase in world-wide revenues offset in part by the investments required to generate such revenues. The results of income from continuing operations before royalties, interest and taxes excluding non-recurring items were $11.6 million and $24.6 million for 1997 and 1998, respectively.

Interest Income and Other. Interest income decreased 23%, or $1.45 million, from $6.35 million in 1997 to $4.90 million in 1998. The decrease relates primarily to the sale of marketable securities, which decreased $1.35 million, from $1.74 million in 1997 to $389,000 in 1998. Interest income may fluctuate from period to period due to changes in investment mix, varying cash balances, and fluctuations in interest rates.

Royalty Income. Royalty income declined 38%, or $1.12 million, from $2.98 million in 1997 to $1.86 million in 1998. The decline is primarily attributable to declining revenues recognized by Raxco as a result of erosion of market share that the OpenVMS platform experienced. During 1998, Raxco reported to us approximately $6.2 million of OpenVMS utility revenues.

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

Income (Loss) from Continuing Operations. As a result of the above, we recorded a profit from continuing operations of $6.44 million in 1998 compared to a loss of $18.99 million in 1997. This increase is primarily attributable to the decrease in non-recurring charges as well as the increase in world-wide revenues offset in part by the investments required to generate such revenues.

Income from Discontinued Operations. Income from discontinued operations consists of the net results of operations from the divested businesses of our company, which for financial statement purposes have been accounted for in accordance with APB No. 30 and classified as discontinued operations. Our income from discontinued operations decreased 100%, from $255,000 in 1997 to $0 in 1998. We currently anticipate no further income from discontinued operations.

Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated financial data for 1999 and 1998. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any subsequent periods.

                                      UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                       (amounts in thousands, except per share data)

                                                        1999                                        1998
                                     -------------------------------------------  ------------------------------------------
                                      Mar. 31    June 30   Sept. 30(a)  Dec. 31    Mar. 31   June 30   Sept. 30     Dec. 31
                                     --------   --------   ---------   ---------  ---------   -------   ---------   ---------
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:

Net revenues:
  Product licenses.................   $15,186    $17,545    $19,129     $25,992    $ 16,283    $17,392    $18,968    $28,269
  Services.........................     6,258      8,884      9,343      10,476       4,048      5,148      5,047      5,875
                                      -------    -------    -------     -------    --------    -------    -------    -------
    Total net revenues.............    21,444     26,429     28,472      36,468      20,331     22,540     24,015     34,144

Cost of net revenues...............     3,143      3,721      4,173       5,012       2,037      2,209      2,341      2,767
                                      -------    -------    -------     -------    --------    -------    -------    -------

Gross profit.......................    18,301     22,708     24,299      31,456      18,294     20,331     21,674     31,377
                                      -------    -------    -------     -------    --------    -------    -------    -------

Operating expenses:
  Sales and marketing..............    13,656     15,659     15,115      16,822       9,141      9,597      9,881     12,590
  Research and development.........     6,294      6,922      6,647       6,996       4,158      4,551      4,731      5,516
  General and administrative.......     2,702      2,667      2,762       3,441       1,482      1,430      1,578      1,955
  Amortization of acquired
    intangible assets..............       151      1,309      1,301       1,423          81         83        131        155
  Acquisition-related charges......     3,753          -          -           -      17,422          -          -          -
                                      -------    -------    -------     -------    --------    -------    -------    -------
    Total operating expenses.......    26,556     26,557     25,825      28,682      32,284     15,661     16,321     20,216
                                      -------    -------    -------     -------    --------    -------    -------    -------

Income (loss) from operations
  before interest, royalties and
  taxes............................    (8,255)    (3,849)    (1,526)      2,774     (13,990)     4,670      5,353     11,161

  Interest income and other........     1,068      1,050      1,264       1,393       1,452      1,022      1,228      1,193
  Royalty income...................         -          -          -           -         569        558        383        352
  Income tax benefit (provision)...     1,119        598       (329)     (2,247)      2,105     (2,283)    (2,571)    (4,758)
                                      -------    -------    -------     -------    --------    -------    -------    -------
Net income (loss)..................   $(6,068)   $(2,201)   $  (591)    $ 1,920    $ (9,864)   $ 3,967    $ 4,393    $ 7,948
                                      =======    =======    =======     =======    ========    =======    =======    =======
Net income (loss) per common
  share (basic)....................    $(0.23)    $(0.08)    $(0.02)      $0.07      $(0.40)     $0.16      $0.17      $0.31
                                      =======    =======    =======     =======    ========    =======    =======    =======
Number of shares used in
  computing net income (loss)
  per common share outstanding
  (basic)..........................    26,292     27,843     27,926      28,009      24,404     25,195     25,510     25,722
                                      =======    =======    =======     =======    ========    =======    =======    =======

Net income (loss) per common
  share (diluted)..................    $(0.23)    $(0.08)    $(0.02)      $0.07      $(0.40)     $0.15      $0.16      $0.29
                                      =======    =======    =======     =======    ========    =======    =======    =======
Number of shares used in
  computing net income (loss)
  per common share outstanding
  (diluted)........................    26,292     27,843     27,926      28,840      24,404     27,234     26,776     26,973
                                      =======    =======    =======     =======    ========    =======    =======    =======

(a) - The third quarter of 1999, as previously reported in Form 10-Q, has been changed herein to reflect an adjustment relating to a single order that decreased revenue form approximately $29.4 million to approximately $28.5 million. As a result of this revenue deferral, net loss per share in the third quarter increased from $0.00 to $0.02. The deferred revenue relating to this
order has been recognized in the fourth quarter of 1999.   A second order from
the same customer and for an equal amount has been deferred from the fourth quarter of 1999 into 2000.

                                      UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                          (as a percentage of total net revenue)

                                                        1999                                        1998
                                     -------------------------------------------  ------------------------------------------
                                      Mar. 31    June 30    Sept. 30    Dec. 31     Mar. 31   June 30   Sept. 30     Dec. 31
                                     --------   --------   ---------   ---------  ---------   -------   ---------   ---------
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Net revenues:
  Product licenses.................      70.8%      66.4%      67.2%       71.3%       80.1%      77.2%      79.0%      82.8%
  Services.........................      29.2       33.6       32.8        28.7        19.9       22.8       21.0       17.2
                                      -------    -------    -------     -------    --------    -------    -------    -------
    Total net revenues.............     100.0      100.0      100.0       100.0       100.0      100.0      100.0      100.0

Cost of net revenues...............      14.7       14.1       14.7        13.7        10.0        9.8        9.7        8.1
                                      -------    -------    -------     -------    --------    -------    -------    -------

Gross profit.......................      85.3       85.9       85.3        86.2        90.0       90.2       90.3       91.9
                                      -------    -------    -------     -------    --------    -------    -------    -------

Operating expenses:
  Sales and marketing..............      63.7       59.2       53.1        46.1        45.0       42.6       41.2       36.8
  Research and development.........      29.4       26.2       23.3        19.2        20.5       20.2       19.7       16.2
  General and administrative.......      12.5       10.1        9.7         9.4         7.3        6.3        6.6        5.7
  Amortization of acquired
    intangible assets..............       0.7        5.0        4.6         3.9         0.4        0.4        0.5        0.5
  Acquisition-related
    charges........................      17.5          -          -           -        85.6          -          -          -
                                      -------    -------    -------     -------    --------    -------    -------    -------
    Total operating expenses.......     123.8      100.5       90.7        78.6       158.8       69.5       68.0       59.2
                                      -------    -------    -------     -------    --------    -------    -------    -------

Income (loss) from
  operations before interest,
  royalties and taxes..............     (38.5)     (14.6)      (5.4)        7.6       (68.8)      20.7       22.3       32.7

  Interest income and other........       5.0        4.0        4.4         3.8         7.1        4.5        5.1        3.5
  Royalty income...................         -          -          -           -         2.8        2.5        1.6        1.0
  Income tax benefit
   (provision).....................       5.2        2.3       (1.1)       (6.1)       10.4      (10.1)     (10.7)     (13.9)
                                      -------    -------    -------     -------    --------    -------    -------    -------

Net income (loss)..................     (28.3)%     (8.3)%     (2.1)%       5.3%      (48.5)%     17.6%      18.3%      23.3%
                                      =======    =======    =======     =======    ========    =======    =======    =======

The following table sets forth the cost of net revenues as a percentage of the related net revenues for the periods indicated.

                                                        1999                                        1998
                                     -------------------------------------------  ------------------------------------------
                                      Mar. 31    June 30    Sept. 30    Dec. 31     Mar. 31   June 30   Sept. 30     Dec. 31
                                     --------   --------   ---------   ---------  ---------   -------   ---------   --------
Cost of product licenses..........       10.0%       7.1%       7.2%        7.2%        4.0%       5.5%       5.4%       4.4%
Cost of services..................       26.0%      27.9%      29.9%       30.1%       34.1%      24.2%      26.2%      25.9%


We have experienced significant quarterly fluctuations in our operating results and anticipate such fluctuations in the future. Revenues, operating income and net income have been significantly higher in the fourth quarter of each year than in the first quarter of the following year. We believe that fourth quarter revenues are positively impacted by the end of year purchasing cycles of some large corporate customers. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often defer purchase decisions. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict, especially with regard to orders received through indirect distribution channels. We historically have recognized a substantial portion of our license revenues in the last month of each quarter, and often in the last week of each quarter, which makes it very difficult to gauge the level of license revenues that will be recognized during a quarter until after its conclusion. We expect that this will continue for the foreseeable future.

Liquidity and Capital Resources

At December 31, 1999 and 1998, we had $61.53 million and $80.04 million, respectively, in cash and cash equivalents and $47.33 million and $31.77 million in marketable securities, respectively. The combined total of cash and cash equivalents and marketable securities at December 31, 1999 and 1998 were $108.86 million and $111.81 million, respectively.

We financed our operations during 1999 and 1998 through cash flows from continuing operations. Our continuing operating activities provided net cash of $5.40 million, $11.01 million and $12.27 million in 1999, 1998 and 1997, respectively. Net cash provided by operating activities in 1999 consisted primarily of net income net of amortization of intangible assets and payments for transaction related costs associated with the acquisitions of Raptor and ITI. Net cash provided by operating activities in 1998 consisted primarily of net income, increases in deferred revenue and income taxes payable and an offset by the growth in accounts receivable and other assets. In 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs, which were offset by growth in accounts receivables and other assets and increases in income taxes payable and deferred revenue.

During 1998 we had gains from the sale of MTI Technology Corporation ("MTI") shares of common stock. This stock was received from the exercise of stock warrants granted by MTI in connection with MTI's purchase of our storage management business in 1994. We received proceeds of $389,000 ($238,000, net of taxes) from the exercise of the MTI warrants in 1998.

We made capital expenditures of approximately $5.82 million and $5.89 million in 1999 and 1998, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. We had no material firm commitments for capital expenditures at December 31, 1999.

During 1999, our financial position was also affected by the following: 1) we had cash outlays of approximately $448,000 and $1.52 million for transaction costs associated with the acquisitions of Raptor and ITI; 2) we received proceeds of $4.04 million from the issuance of common stock for stock option exercises and employee stock purchase plan; 3) we purchased $120.33 million of marketable securities; 4) we received $104.95 million from the maturity of short-term investments; and 5) we paid $4.82 million for the PassGo acquisition-related expenses offset by cash acquired. The Company intends to convert a $1.5 million note receivable from RAXCO (see note 3 to the Consolidated Financial Statements) into a minority interest in RAXCO.


We believe that our working capital at December 31, 1999 and cash generated from operations will be sufficient to meet our capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Recent Accounting Pronouncements

On January 1, 1999, we adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the AICPA. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not impact our financial position or results of operations.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for our 2000 financial statements. We do not believe that SOP 98-9 will have a material impact on our results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a reporting standard for derivative instruments which will require our company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. During June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." This statement defers the effective date of SFAS 133 to 2001. We plan to adopt SFAS No. 133 for fiscal year beginning January 1, 2001. We believe the adoption of SFAS 133 will not have a material effect on our consolidated financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not impact our financial position or results of operations.

Certain Factors That May Affect Future Performance

Factors Affecting Our Business and Prospects

Although we have experienced significant growth in revenues from our software products and consulting services, we do not believe prior growth rates are necessarily indicative of future operating results and enhanced services offerings. In addition, we expect increased competition and intend to invest significantly in product development. As a result, there can be no assurance that we will remain profitable on a quarterly or annual basis. Due to our relatively limited operating history with respect to many of our software products and consulting services, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for our products and consulting services; the size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings and services; the introduction by us or our competitors of new products, product enhancements and services offerings; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products and perform vulnerability assessments and managed services offerings; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. Our future operating results also may be affected if we fail to recognize the anticipated benefits of our acquisitions on the timetable we project; those benefits include, among others, integration of product and services offerings and coordination of their sales, marketing and research, development and services teams without disruption or unanticipated expense. Our future results of operations may also be adversely affected if the anticipated integration of operations of acquired companies produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

The market for our software products is highly competitive, and we expect that we will face increasing pricing pressures from its current competitors and new market entrants. As a result of increasing consolidation in the information security industry, we expect that it will become subject to increased competition, which may negatively impact existing collaborative, marketing, reselling, distribution or marketing agreements or relationships and thereby materially adversely affect our financial condition and results of operations. Any material reduction in the price of our software products and services offerings would negatively affect gross margins and could materially adversely affect our financial condition and results of operations.

The licensing of many of our software products generally involve significant testing by and education of prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the enterprise-wide licensing of our security software products is typically long and subject to a number of significant risks over which we have little or no control and, as a result, may expend significant resources pursuing potential sales that will not be consummated.

Factors Affecting International Operations

We anticipate that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, providing consulting services and customer support across time zones and in different languages, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in our financial condition and results of operations. Based upon our overall currency rate exposure at December 31, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although our results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted. To date, our foreign currency gains and losses have been immaterial.

Factors Affecting Marketable Securities

The fair value of our investments in marketable securities at December 31, 1999 was $47.33 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 1999, the fair market value of the portfolio would decline by an immaterial amount.
We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Performance" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements and schedule required by Item 8 are incorporated by reference in our Consolidated Financial Statements and financial statement schedule filed with this Form 10-K, under Item 14 of Part IV. Quarterly financial information required by Item 8 is included in Item 7, above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 23, 2000, our management dismissed PricewaterhouseCoopers LLP as our auditors after the Office of Chief Accountant of the Securities and Exchange Commission advised that it could not concur that PricewaterhouseCoopers LLP met requirements for "independence" in order to audit our consolidated financial statements at December 31, 1999 and for the year then ended. In January 2000, it came to our attention that the extent of bookkeeping and payroll services provided by several overseas firms affiliated with PricewaterhouseCoopers LLP to certain of our foreign sales offices exceed the amount of such services allowed under the SEC's independence policies. On February 23, 2000, our management engaged Ernst & Young LLP as its independent public accountants to audit our consolidated financial statements at December 31, 1999 and for the year then ended. The dismissal of PricewaterhouseCoopers LLP and the engaging of Ernst & Young LLP have been approved by the Audit Committee of our Board of Directors.

In connection with the audits for the two most recent fiscal years preceding the change in accountants, there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement. The reports of PricewaterhouseCoopers LLP on our financial statements for the years ended December 31, 1997 and December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years there were no "reportable events" within the meaning of
Item 304 (a) (1) (v) of Regulation S-K. Additionally, during the two most recent fiscal years and subsequent interim period to the date hereof, the Company did not consult with Ernst & Young LLP regarding any of the matters or events set forth in paragraph (a) (2) of Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed in connection with our 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed in connection with our 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                  Page Number
                                  -----------

(a)  Documents filed as part of the report:
     (1)     Reports of Independent Auditors....................................  33
             Consolidated Balance Sheets at December 31, 1999 and 1998..........  35
             Consolidated Statements of Operations for the years ended
               December 31, 1999, 1998 and 1997.................................  36
             Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 1999, 1998  and 1997................................  37
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1999, 1998  and 1998................................  38
             Consolidated Statements of Comprehensive Income for the years ended
               December 31, 1999, 1998 and 1997.................................  39
             Notes to Consolidated Financial Statements.........................  40
     (2)     Financial Statement Schedule
               Schedule II, Valuation and Qualifying Accounts...................  56
     (3)     Exhibits


Exhibit Number         Description
--------------         -----------
  3.1    (1)    Amended and Restated Certificate of Incorporation of AXENT.
  3.2    (2)    Amended and Restated Bylaws of AXENT.
  4.1    (1)    Specimen stock certificate for shares of Common Stock of AXENT.
  10.1   (1)    AXENT's 1991 Amended and Restated Stock Option Plan.
  10.2   (3)    AXENT's 1996 Amended and Restated Stock Option Plan.
  10.3   (3)    AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
  10.9   (1)    Form of Indemnification Agreement between AXENT and its directors and executive officers.
  10.11  (1)    Lease Agreement dated as of September 6, 1995, by and between
                Research Grove Associates and AXENT.
  10.11A (6)    Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove Associates and AXENT.
  10.12  (1)    Lease of Real Property dated as of March 7, 1995, by and between
                TNK Associates and AXENT.
  10.17  (4)    Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22,
                1997.
  10.17A (8)    First Amendment to Memorandum of Understanding relating to Richard
                Lefebvre.
  10.29  (3)    Amended Agreement and Plan of Merger among AXENT, Axquisition,
                Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
  10.30  (5)    AXENT's 1998 Employee Stock Purchase Plan.
  10.31  (5)    AXENT's 1998 Incentive Stock Plan.
  10.32  (5)    AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
  10.33  (5)    Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and
                Raptor Systems, Inc. dated as of December 1, 1997.
  10.34  (6)    AXENT's Executive Severance General Guidelines.
  10.35  (6)    Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
  10.36  (6)    Lease Agreement dated as of May 6, 1997 by and between CC&F Second
                Avenue Trust and Raptor Systems, Inc.
  10.36A (6)    First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue Trust and Raptor Systems, Inc.
  10.37  (7)    Share Exchange Agreement dated as of March 29, 1999 by and during
                AXENT and the holders of all of the shares of capital stock, share capital and warranty of CKS Limited.
  10.38  (8)    Software Product Purchase and License Agreement dated as of March
                31, 1999 by and between AXENT and Raxco Software, Inc.
  10.39  (9)    AXENT's 1999 Incentive Stock Plan.
  10.40  (10)   AXENT's 1999 PassGo Technologies Exchange Option Plan.
  16.0   (11)   Letter from PricewaterhouseCoopers LLP dated February 28, 2000.
  21.1*         Subsidiaries of the Company.
  23.1*         Consent of Ernst & Young LLP, Independent Auditors
  23.2*         Consent of PricewaterhouseCoopers LLP on certain financial data schedules.
  24.1          Power of Attorney (included in signature pages).
  27.1*         Financial Data Schedule
  27.2*         Financial Data Schedule (1998 Restated)

Schedule               Description
--------               -----------

II.   *      Valuation and Qualifying Accounts.

             All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.
--------------------------------------------------------------------------------
(1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.
(5) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
(6) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(7) Previously filed as an exhibit to AXENT's Current Report on Form 8-K filed in April 1999 and incorporated herein by reference.
(8) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(9) Previously filed as an appendix to AXENT's definitive proxy statement dated April 30, 1999 and incorporated herein by reference.
(10) Previously filed as an exhibit to AXENT's Registration Statement on Form S-8 (File No. 333-83329) and incorporated herein by reference.
(11) Previously filed as an exhibit to AXENT's Form 8-K dated February 23, 2000 and incorporated herein by reference.

*    Filed herewith.


(b) Reports on Form 8-K. AXENT filed no reports on Form 8-K during the three month period ended December 31, 1999. A report on Form 8-K was filed on February 23, 2000 reporting AXENT's dismissal of PricewaterhouseCoopers LLP as its auditors, and the engagement of Ernst & Young LLP as AXENT's independent public accountants, to audit AXENT's financial statements at December 31, 1999 and for the year then ended. AXENT dismissed PricewaterhouseCoopers LLP after the SEC's Office of Chief Accountant advised that it could not concur that PricewaterhouseCoopers LLP met requirements for "independence" in order to audit AXENT's financial statements at December 31, 1999 and for the year then ended.

(c)  Exhibits.  The exhibits required by this Item are listed under
     Item 14(a)(3).

(d) Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 14(a)(2).

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of AXENT Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of AXENT Technologies, Inc. and its subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements present fairly, in all material respects, the consolidated financial position of AXENT Technologies, Inc. and its subsidiaries as of December 31, 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP

McLean, Virginia
March 17, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of AXENT Technologies, Inc.:


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of AXENT Technologies, Inc. and its subsidiaries (the Company) at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                       PRICEWATERHOUSECOOPERS LLP

Washington, D.C.
January 26, 1999

                                                 AXENT TECHNOLOGIES, INC.

                                                CONSOLIDATED BALANCE SHEETS

                                         (amounts in thousands, except share data)

                                                                                               December 31,
                                                                              --------------------------------------------
                                 ASSETS                                                1999                     1998
                                 ------                                       -------------------      -------------------
Current assets:
    Cash and cash equivalents............................................                $ 61,534                 $ 80,035
    Marketable securities................................................                  47,331                   31,774
    Accounts receivable, net of allowance for doubtful accounts of $1,328
      and $1,586, respectively...........................................                  35,954                   28,300
    Other current assets.................................................                   3,696                    4,128
                                                                              -------------------      -------------------
            Total current assets.........................................                 148,515                  144,237
                                                                              -------------------      -------------------
Property and equipment, net..............................................                  12,427                    7,482
Goodwill and other intangible assets, net................................                  29,554                    2,340
Other assets.............................................................                   8,384                    7,217
                                                                              -------------------      -------------------
    Total assets.........................................................                $198,880                 $161,276
                                                                              ===================      ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
    Accrued liabilities and accounts payable.............................                $ 23,266                 $ 15,764
    Deferred revenue.....................................................                  17,935                   11,184
                                                                              -------------------      -------------------
            Total current liabilities....................................                  41,201                   26,948
                                                                              -------------------      -------------------

Long term debt, net of current maturities...............................                     620                       --
                                                                              -------------------      -------------------
            Total Liabilities............................................                  41,821                   26,948
                                                                              -------------------      -------------------

Commitments and contingencies (note 8)...................................                      --                       --
Stockholders' equity:
     Preferred stock, $0.02 par value (5,000,000 shares authorized,
       none issued)......................................................                      --                       --
    Common stock, $0.02 par value (50,000,000 shares authorized,
      28,047,696 and 26,163,284 issued and outstanding,
      in 1999 and 1998, respectively)....................................                     561                      523
    Additional paid-in capital...........................................                 191,272                  161,386
    Comprehensive income and other.......................................                    (623)                    (370)
    Accumulated deficit..................................................                 (34,151)                 (27,211)
                                                                              -------------------      -------------------
            Total stockholders' equity...................................                 157,059                  134,328
                                                                              -------------------      -------------------
    Total liabilities and stockholders' equity...........................                $198,880                 $161,276
                                                                              ===================      ===================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                      35

                           AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (amounts in thousands, except per share data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                     1999                  1998                  1997
                                                              ------------------     -----------------      ---------------

Net revenues:
    Product licenses......................................              $ 77,852              $ 80,912             $ 56,202
    Services..............................................                34,961                20,118               13,707
                                                              ------------------     -----------------      ---------------
            Total net revenues............................               112,813               101,030               69,909

Cost of net revenues......................................                16,049                 9,354                6,124
                                                              ------------------     -----------------      ---------------

Gross profit..............................................                96,764                91,676               63,785
                                                              ------------------     -----------------      ---------------

Operating expenses:
    Sales and marketing...................................                61,252                41,209               31,856
    Research and development..............................                26,859                18,956               12,885
    General and administrative............................                11,572                 6,445                7,030
    Amortization of acquired intangible assets............                 4,184                   450                  432
    Acquisition-related charges...........................                 3,753                17,422               34,154
                                                              ------------------     -----------------      ---------------
            Total operating expenses......................               107,620                84,482               86,357
                                                              ------------------     -----------------      ---------------

Income (loss) from operations before interest, royalties
    and taxes.............................................               (10,856)                7,194              (22,572)

  Interest income and other...............................                 4,775                 4,895                6,349
  Royalty income..........................................                    --                 1,862                2,977
  Income tax provision....................................                  (859)               (7,507)              (5,744)
                                                              ------------------     -----------------      ---------------

Income (loss) from continuing operations..................                (6,940)                6,444              (18,990)
Income from discontinued operations, net of tax (note 3)..                    --                    --                  255
                                                              ------------------     -----------------      ---------------
Net income (loss).........................................              $ (6,940)             $  6,444             $(18,735)
                                                              ==================     =================      ===============

Net income (loss) per common share (basic):
    Continuing operations.................................              $  (0.25)             $   0.26             $  (0.83)
    Discontinued operations...............................                    --                    --                 0.01
                                                              ------------------     -----------------      ---------------
Net income (loss) per common share (basic)................              $  (0.25)             $   0.26             $  (0.82)
                                                              ==================     =================      ===============
Number of shares used in computing net income (loss) per
  common share outstanding (basic)........................                27,561                25,204               22,780
                                                              ==================     =================      ===============

Net income (loss) per common share (diluted):
    Continuing operations.................................              $  (0.25)             $   0.24             $  (0.83)
    Discontinued operations...............................                    --                    --                 0.01
                                                              ------------------     -----------------      ---------------
Net income (loss) per common share (diluted)..............              $  (0.25)             $   0.24             $  (0.82)
                                                              ==================     =================      ===============

Number of shares used in computing net income (loss) per
  common share outstanding (diluted)......................                27,561                26,740               22,780
                                                              ==================     =================      ===============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                AXENT TECHNOLOGIES, INC.

                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        (amounts in thousands, except share data)

                                     Common Stock        Additional    Comprehensive
                                ----------------------     Paid-In         Income         Unearned       Accumulated
                                   Shares      Amount     Capital        and Other      Compensation       Deficit        Total
                                ------------  --------   -----------   -------------   --------------   -------------   ----------
BALANCE,
DECEMBER 31, 1996.............    20,614,613      $412      $108,825         $   (69)           $(813)       $(14,920)    $ 93,435
Net income (loss).............            --        --            --              --               --         (18,735)     (18,735)
AssureNet acquisition.........     1,550,000        31        23,046              --               --              --       23,077
Issuance of common stock......       169,681         4           705              --               --              --          709
Stock options exercised.......     1,076,220        22         2,285              --               --              --        2,307
Tax benefit related to
  employee stock options......            --        --         3,053              --               --              --        3,053
Unrealized gain on
  marketable securities, net
  of tax provision of
  $159........................            --        --            --             238               --              --          238
Amortization of unearned
  compensation................            --        --            --              --              450              --          450
Foreign currency translation
  loss........................            --        --            --            (254)              --              --         (254)
                                ------------   -------   -----------   -------------   --------------   -------------   ----------
BALANCE,
DECEMBER 31, 1997.............    23,410,514       469       137,914             (85)            (363)        (33,655)     104,280
Net income (loss).............            --        --            --              --               --           6,444        6,444
Secure Network Consulting,
  Inc. acquisition............        85,000         2         1,548              --               --              --        1,550
Issuance of common stock......       561,337        11         1,100              --               --              --        1,111
Issuance of stock under
  stock option and employee
  stock purchase plans........     2,106,433        41        13,277              --               --              --       13,318
Tax benefit related to
  employee stock options......            --        --         7,547              --               --              --        7,547
Gain on the sale of
  marketable securities, net
  of tax provision............            --        --            --            (238)              --              --         (238)
Amortization of unearned
  compensation................            --        --            --              --              363              --          363
Foreign currency translation
  loss and other..............            --        --            --             (47)              --              --          (47)
                                ------------   -------   -----------   -------------   --------------   -------------   ----------
BALANCE,
DECEMBER 31, 1998.............    26,163,284       523       161,386            (370)              --         (27,211)     134,328
Net income (loss).............            --        --            --              --               --          (6,940)      (6,940)
CKS Limited acquisition.......     1,486,146        30        24,925              --               --              --       24,955
Issuance of stock under
  stock option and employee
  stock purchase plans........       398,266         8         4,030              --               --              --        4,038
Tax benefit related to
  employee stock options......            --        --           931              --               --              --          931
Foreign currency translation
  loss and other..............            --        --            --            (253)              --              --         (253)
                                ------------   -------   -----------   -------------   --------------   -------------   ----------
BALANCE,
DECEMBER 31, 1999.............    28,047,696      $561      $191,272         $  (623)         $    --        $(34,151)    $157,059
                                ============   =======   ===========   =============   ==============   =============   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AXENT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (amounts in thousands)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                           1999         1998          1997
                                                                                        ---------     --------      --------
Cash flows from operating activities:
  Income (loss) from continuing operations..........................................    $  (6,940)    $  6,444      $(18,990)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
  Depreciation and amortization.....................................................        8,492        2,928         2,463
  Write-off of in process research and development..................................        2,000            -        34,154
  Provision for losses on accounts receivable.......................................        1,057        1,121           794
  Compensation expense on equity issuances..........................................            -          363           449
  Deferred income taxes.............................................................         (567)        (680)        1,219
  Accretion of discount on marketable securities....................................         (175)        (241)         (347)
  Gain on sale of marketable securities.............................................            -         (389)       (1,738)
Change in assets and liabilities:
  (Increase) in accounts receivable.................................................       (6,335)     (11,112)       (8,722)
  (Increase) decrease in other assets...............................................        3,135       (1,207)       (2,363)
  Increase (decrease) in accrued liabilities and accounts payable...................        1,976        2,846          (391)
  Increase (decrease) in income taxes payable.......................................         (699)       7,149         3,791
  Increase in deferred revenue......................................................        3,452        3,788         1,952
                                                                                        ---------     --------      --------
            Net cash provided by operating activities...............................        5,396       11,010        12,271
            Net cash used in discontinued operating activities......................            -         (141)         (412)
                                                                                        ---------     --------      --------
  Net cash provided by operating activities.........................................        5,396       10,869        11,859
                                                                                        ---------     --------      --------
Cash flows from investing activities:
  Capital expenditures..............................................................       (5,821)      (5,890)       (2,728)
  Purchased Software................................................................       (1,500)          --            --
  Sale of property, plant and equipment.............................................           --           --            41
  Maturity of marketable securities.................................................      104,948       73,242        18,629
  Purchases of marketable securities................................................     (120,330)     (64,131)      (24,742)
  Proceeds from sale of marketable securities.......................................            -          389         1,738
  Equity investment in common stock.................................................            -         (150)          (54)
  Payments for corporate acquisition, net of cash...................................       (4,824)        (124)      (10,434)
                                                                                        ---------     --------      --------
            Net cash provided by (used in) investing activities.....................      (27,527)       3,336       (17,550)
            Net cash provided by discontinued investing activities..................            -            -           645
                                                                                        ---------     --------      --------
  Net cash provided by (used in) investing activities...............................      (27,527)       3,336       (16,905)
                                                                                        ---------     --------      --------
Cash flows from financing activities:
  Proceeds from line of credit draws................................................            -            -           490
  Principal payments on line of credit..............................................            -            -        (1,402)
  Principal payments on note payable................................................         (155)           -             -
  Proceeds from issuance of common stock............................................        4,038       14,430         3,016
                                                                                        ---------     --------      --------
            Net cash provided by financing activities...............................        3,883       14,430         2,104
                                                                                        ---------     --------      --------
Effect of exchange rate changes ....................................................         (253)        (232)         (254)
Net increase (decrease) in cash and cash equivalents................................      (18,501)      28,403        (3,196)
Cash and cash equivalents, beginning of period......................................       80,035       51,632        54,828
                                                                                        ---------     --------      --------
Cash and cash equivalents, end of period............................................    $  61,534     $ 80,035      $ 51,632
                                                                                        =========     ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                      38

                            AXENT TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (amounts in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                                 1999                       1998                       1997
                                                       ---------------------      ---------------------      --------------------
   Net income (loss).................................               $ (6,940)                    $6,444                  $(18,735)
   Other comprehensive income (loss):
       Recognition of unrealized gain on marketable
           securities................................                      -                           -                      238
       Realization of gain on marketable securities..                      -                       (238)                        -
      Currency translation effects...................                   (253)                      (232)                     (254)
                                                       ---------------------      ---------------------      --------------------
   Comprehensive income (loss).......................                $(7,193)                    $5,974                  $(18,751)
                                                       =====================      =====================      =====================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                      39

                            AXENT TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

AXENT Technologies, Inc. ("AXENT") and its subsidiaries (collectively, the "Company") develop, market, license and support enterprise-wide information security solutions for client/server computing environments and provide related services.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which could differ from actual results. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for these consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of AXENT Technologies, Inc. and its wholly-owned subsidiaries, including: AXENT EMEA Limited and its subsidiaries (which includes PassGo Technologies, Ltd.); AXENT Technologies K.K.; AXENT Technologies I, Inc.; Secure Network Consulting, Inc. ("SNCI") and AXENT Technologies B.V. All significant intercompany transactions have been eliminated.

Reclassifications and Restatements

Certain reclassifications and restatements have been made to the 1998 and 1997 consolidated financial statements in order to conform to the 1999 presentation. Prior year amounts have been restated to reflect a 1999 acquisition accounted for under the pooling method of accounting (see note 2).

Revenue Recognition

The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the rights to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements or understandings. The Company generally ships its software on a trial basis and recognizes revenue when the customer accepts and becomes contractually obligated to pay for the product. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized.

In addition to the direct sales effort, the Company licenses its products and provides support services to customers through a network of independent distributors. The Company generally records revenue from independent distributors at the net license or service fee, after deducting the corresponding independent distributor's commissions. Product support and enhancement fees from independent distributors, net of independent distributor commissions, are recorded as deferred revenue when received and recognized ratably over the applicable contract period. Revenue is recognized upon shipment to independent distributors who do not have the right to return products. Revenue is recognized upon distributor's sell-through when the independent distributor has the right to return unsold products. The Company's revenue recognition policies are in conformity with the Statement of Position 97-2, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants.

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

Net income per common share

The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," ("SFAS 128") to calculate net income per share. Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist of stock options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Potentially dilutive securities are not included in the diluted earnings per share calculations for the periods in which there is a net loss as their inclusion would be anti-dilutive to the basic loss per share calculations.

Purchased Software

Purchased software is recorded at the lower of cost or net realizable value and is included in other assets. Amortization is calculated on a straight-line basis over the estimated lives of the software products, generally three years. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $477,000, $337,000 and $432,000, respectively. Purchased software, included in other assets, is as follows:

(amounts in thousands)
                                                 December 31,
                                   --------------------------------------
                                          1999                  1998
                                   ----------------     -----------------
Purchased software..............             $1,500                $1,223
Accumulated amortization........               (125)                 (871)
                                   ----------------     -----------------
Purchased software, net.........             $1,375                $  352
                                   ================     =================

During 1999 the Company acquired $1,500,000 of purchased software from AltaVista. Amortization expense for the year ended December 31, 1999 related to this software was $125,000, and is included in the schedule above.

As a result of the AssureNet purchase in 1997, the Company acquired $1,455,000 of purchased software. Due to AssureNet's history of net operating losses, a full valuation allowance was recorded against AssureNet's deferred tax assets.
A tax benefit in the amount of $782,000 was recognized in 1997, due to the utilization of AssureNet's deferred tax assets and the reduction of the related valuation allowance. In accordance with SFAS No. 109, the benefit was recorded as a reduction in the book value of the intangible assets. Accordingly, the basis of the purchased software was reduced by $782,000 during 1997. Amortization expense for the year ended December 31, 1999, 1998 and 1997 related to this software was $150,000, $150,000 and $265,000, respectively and is included in the schedule above for 1998 and was fully amortized and written off during 1999.

In 1996, the Company entered into an agreement with an unrelated third party to pay up to $1,500,000 for a nonexclusive license to the source code of certain security technology. Pursuant to this agreement, the Company paid the third party a $500,000 acquisition fee upon acceptance of the source code, plus a non-refundable royalty prepayment of $400,000. Amortization expense was $166,000, $167,000 and $167,000 for 1999, 1998 and 1997, respectively, and is included in the schedule above for 1998 and was fully amortized and written off during 1999.

Asset Impairment

The carrying value of goodwill and intangible assets, as well as other long-lived assets, are reviewed if, as described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the facts and circumstances indicate potential impairment of their carrying value. Impairment, if any, is recorded in the current period. Impairment is measured by comparison of the undiscounted cash flows of the related business operation to the appropriate carrying values. There has been no such impairment to date.

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

Foreign Currency Translation

The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the month the transactions occur. Translation gains and losses are included as an adjustment to stockholders' equity. Net transaction gains (losses) for the years ended December 31, 1999, 1998 and 1997 were ($195,388), ($9,665) and $6,588, respectively, and are included in income (loss) from continuing operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of time and demand deposits, money market accounts, and government securities and short-term repurchase agreements, which have original maturity dates of three months or less. Due to the short maturity of these investments, carrying value on the Company's consolidated balance sheet approximates fair value.

Marketable Securities

The Company accounts for its marketable securities under the Financial Accounting Standards Board Statement No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Securities purchased in 1998 and 1999 were classified as "held-to-maturity." All "held-to-maturity" securities are carried at amortized cost. As of December 31, 1999 and 1998, the Company's "held-to-maturity" securities were valued at $47.33 and $31.77 million, respectively. The Company's marketable securities consist primarily of certificates of deposit and government securities, all with maturities of one year or less. Gains and losses are determined based on the specific identification method. During 1999, 1998 and 1997, the Company did not realize significant gains or losses on marketable securities.

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

There were no customers that accounted for more than 10% of revenue in 1999, 1998 and 1997.

Recent Accounting Pronouncements

On January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the AICPA. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not impact the Company's financial position or results of operations.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management does not believe that SOP 98-9 will have a material impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a reporting standard for derivative instruments which will require the Company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. During June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." This statement defers the effective date of SFAS 133 to 2001. The Company plans to adopt SFAS No. 133 for fiscal year beginning January 1, 2001. The Company believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not impact the Company's financial position or results of operations.

NOTE 2. ACQUISITIONS

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGo, a worldwide leader in centralized user access and control, and single sign-on and password synchronization products. In conjunction with the acquisition, the Company issued 1,486,146 shares of common stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 64,157 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of PassGo have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price, including transaction costs of $6.0 million, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $27.8 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. During 1999, the Company recorded a charge for acquired in-process research and development of approximately $2.0 million related to PassGo. The charge reflects technology acquired for which technological feasibility had not been reached and for which there is no alternative future use.

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

Unaudited Pro Forma Information:
(amounts in thousands, except per share data)
                                                                Year Ended December 31,
                                                               1999                  1998
                                                          ---------------      ----------------

Net revenues.......................................            $115,116             $114,990
Net loss...........................................            $ (9,577)            $ (1,544)
Net loss per common share (basic and diluted)......            $  (0.35)            $  (0.06)

On January 12, 1999, the Company consummated its merger with ITI in which it acquired 100% of the outstanding stock of ITI for 703,194 shares of AXENT common stock and assumed stock options covering a total of 46,806 shares of AXENT common stock. The Company incurred approximately $1.75 million in acquisition-related transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of ITI were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger. This acquisition did not meet the criteria for a significant business combination and as such pro forma disclosures are not included herein.

On July 21, 1998, the Company completed the acquisition of Secure Network Consulting, Inc. ("SNCI") a privately held information security consulting firm. In conjunction with the acquisition, the Company issued 85,000 shares of common stock to SNCI's stockholders. The transaction was accounted for using the purchase method of accounting. The purchase price, including transaction costs, was $2.3 million. This amount exceeded the fair value of assets acquired by approximately $2.1 million, which is being treated as goodwill and amortized, on a straight-line basis, over seven years. This transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of SNCI have been included in the accompanying consolidated financial statements from the date of acquisition. The effect of this acquisition does not have a material impact upon the financial results of the Company.

On February 5, 1998, the Company completed the acquisition of Raptor under a definitive merger agreement dated December 1, 1997. Under terms of the merger agreement, the Company offered 0.80 shares of its common stock for each outstanding share of Raptor's common stock and agreed to exchange stock options for all Raptor Stock options outstanding immediately prior to consummation of the merger. Based upon 13,690,521 shares of Raptor common stock, and stock options covering a total of 2,158,127 shares of Raptor common stock, that were outstanding immediately before the effective time of the merger, the Company issued approximately 10,952,380 shares of its common stock and exchanged stock options covering a total of 1,725,988 shares of the Company's common stock as a result of the merger. In connection with the merger, during 1998 the Company recorded a non-recurring charge of $17.42 million associated with investment banking, legal and accounting fees, severance and costs associated with eliminating duplicative operations. The remaining merger accrual as of December 31, 1998 of approximately $350,000 was fully utilized during March 1999. The merger between the Company and Raptor has been accounted for as a by the pooling-of-interests method of accounting, and accordingly, historical financial data has been restated to include Raptor. The following data summarizes the results of operations of the Company and Raptor on a stand-alone basis for the year ended December 31, 1997:

(amounts in thousands)
                                                                                       1997
                                                                     ---------------------------------------
                                                                            AXENT                Raptor
                                                                     -----------------     -----------------
Net revenues......................................................            $ 41,749               $28,160
Net income (loss) from continuing operations......................             (19,816)                  826
Net income from discontinued operations...........................                 255                    --

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

NOTE 3. RESTRUCTURING, DISPOSITIONS AND LIQUIDATIONS

In mid-1994, the Company made a strategic decision to focus its business on the information security market and to divest itself of products and services unrelated to such core business.

In 1995, the Company transferred certain operations of its OpenVMS utility software business to Raxco Software Inc. ("Raxco") resulting in the division of the Company's operations into two separate companies (the "Spin-off"). The distributed operations included the sales, marketing and support operations related to the OpenVMS utility software business, leaving the Company with the sales, marketing, development and support operations associated with the information security business and ownership of the OpenVMS utility software products.

In connection with the Spin-off, the Company and Raxco entered into an Exclusive Distributor License Agreement, an Administrative Services Agreement and a Line of Credit Loan Agreement. Pursuant to the Exclusive Distributor License Agreement, Raxco distributed the Company's OpenVMS utility software products and paid the Company a royalty. The Company accounted for royalties as non-operating income from continuing operations. Pursuant to the Administrative Services Agreement, which was terminated in 1998, Raxco paid the Company the greater of $750,000 or the actual cost of providing certain operational and system support services including bookkeeping, personnel processing, administrative support, facilities management and product packaging and mailing. The $750,000 Line of Credit Loan Agreement expired on December 31, 1996.

For the periods ended December 31, 1999 and 1998, the Company recorded royalty income of $0 and $1.86 million, respectively, under the Exclusive Distributor
License Agreement.   During 1999 and 1998 the Company did not receive income
from the Administrative Services agreement.

For the period ended 1998, Raxco reported to the Company gross revenues of approximately $7.5 million (unaudited), which included approximately $6.2 million (unaudited) of revenues from licensing of the Company's OpenVMS utility products and a net loss of $642,000 (unaudited) for the year ended December 31, 1998. As of December 31, 1999 and 1998, Raxco owed the Company $1.67 million and $1.92 million, respectively, which is included in other assets related to royalties under the Exclusive Distributor License Agreement.

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

In December 1994, the Company sold its storage management products. This transaction resulted in a pre-tax gain of approximately $4.8 million ($4.3 million after tax), net of costs incurred in connection with the sale of which $2.3 million of the gain was recognized in 1994 and $2.5 million was deferred. The deferred gain was recognized as the payments on the notes were received, which approximated the potential exposure and time frame of certain contractual indemnification provisions provided by the Company to the purchaser for third party claims related to product ownership and performance prior to the sale or other related liabilities incurred by the Company. The Company recognized $430,000 of the gain in 1997 which represented the final payment under the related notes.

For financial statement purposes, the foregoing discontinued operations (the "Discontinued Operations") have been accounted for in accordance with APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and classified as discontinued operations in the Consolidated Statement of Operations. The $255,000 income from discontinued operations, net of tax reported in the 1997 statement of operations primarily relates to the $430,000 gain on the final payment of the notes receivable pursuant to the sale of the storage management products business discussed above.

The Statement of Cash Flows related to the Discontinued Operations included in the accompanying Consolidated Statement of Cash Flows for 1998 and 1997 includes: net cash used in operating activities of $141,000 in 1998 primarily related to a decrease in accrued liabilities; net cash used in operating activities of $412,000 in 1997 primarily related to decrease of accrued liabilities and deferred revenue; and net cash provided by investing activities of $645,000 in 1997 primarily related to proceeds from sale of storage management products.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(amounts in thousands)
                                                                                   December 31,
                                                                     --------------------------------------
                                                                            1999                  1998
                                                                     ----------------     -----------------
Leasehold improvements............................................            $ 2,328               $ 1,371
Computer equipment................................................             14,887                 8,570
Furniture and fixtures............................................              5,145                 3,553
                                                                     ----------------     -----------------
                                                                               22,360                13,494
Less accumulated depreciation and amortization....................             (9,933)               (6,012)
                                                                     ----------------     -----------------
Property and equipment, net.......................................            $12,427               $ 7,482
                                                                     ================     =================

Property and equipment are stated at cost. Depreciation and amortization are calculated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation expense amounted to approximately $3,834,000, $2,463,000 and $2,032,000 for 1999, 1998 and 1997, respectively.
The principal estimated useful lives range from three to five years for computer equipment and seven to ten years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic useful life or the terms of the respective lease.

NOTE 5.  DEVELOPER ROYALTIES

In 1996, the Company entered into an agreement with an unrelated third party to purchase a nonexclusive license to the source code of a certain technology. The Company paid a $400,000 non-refundable pre-payment against future royalties.
The Company may be required to pay up to an additional $600,000 in royalties based on a percentage of the revenues derived from the source code license over a three-year period. The Company incurred royalties of $124,000, $100,000 and $91,000 in 1999, 1998 and 1997, respectively.

NOTE 6.  ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities and accounts payable consist of the following:

(amounts in thousands)                                                           December 31,
                                                                 ------------------------------------------
                                                                          1999                  1998
                                                                 --------------------   -------------------
Accounts payable and accrued expenses.........................                $13,471               $ 7,982
Accrued payroll, bonus and vacation...........................                  6,796                 5,285
Accrued royalties and commissions.............................                  2,999                 2,497
                                                                 --------------------   -------------------
                                                                              $23,266               $15,764
                                                                 ====================   ===================

NOTE 7.  LONG TERM DEBT


As a result of the acquisition of CKS Limited (see note 2), the Company assumed an existing loan facility with Barclays Bank PLC for $1.06 million repayable over five years in equal quarterly installments of approximately $52,000. Interest is payable under this facility at an annual interest rate of LIBOR plus 3.5%. The loan facility is secured by certain real estate. Interest paid by the Company on this debt in 1999 was approximately $63,000. At December 31, 1999, the amount owed under the debt agreement was approximately $827,000. Payments on this debt are due as follows: approximately $207,000 in 2000, 2001 and 2002, and approximately $206,000 in 2004. The current portion of the debt is included in accrued liabilities and accounts payable.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under operating leases expiring through 2008. A majority of the leases contain escalation clauses tied to Consumer Price Index changes, which provide for increases in base rental to recover increases in future operating costs. The future minimum rental payments shown below include base rentals, exclusive of any future escalation. Rent expense is recognized ratably over the period of occupancy for these leases. Rent expense amounted to approximately $4,397,000, $2,731,000 and $2,045,000 for 1999, 1998 and 1997,
respectively.

The future minimum payments under non-cancelable lease agreements as of December 31, 1999 are as follows:

Year Ending December 31,
(amounts in thousands)
2000.............................................................................               $ 4,679
2001.............................................................................                 4,299
2002.............................................................................                 4,300
2003.............................................................................                 2,733
2004.............................................................................                 2,537
Thereafter.......................................................................                 1,872
                                                                                     ------------------
                                                                                                $20,420
                                                                                     ==================

The Company currently subleases four office spaces. Future income expected to be recognized is approximately $556,000 and $257,000 for 2000, 2001 and none for the years thereafter, respectively. Total sublease rental income was approximately $337,000 in 1999.

Legal Proceedings

On May 12, 1999, a venture capital entity and a small former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. AXENT believes the claims are without merit and intends to defend the action vigorouosly.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position or results of operations of the Company.

NOTE 9.  COMMON STOCK

In March 1999, the Company completed the acquisition of CKS Limited. The Company issued approximately 1,486,146 shares of its common stock to holders of shares and warrants of CKS Limited and exchanged stock options covering a total of 64,157 shares of the Company's common stock.

In January 1999, the Company completed the acquisition of ITI. The Company issued approximately 703,194 shares of its common stock to ITI's stockholders and exchanged stock options covering a total of 46,806 shares of the Company's common stock.

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

In November 1995, Raptor sold 75,000 shares of restricted common stock to its non-employee directors for a total of $37,500 and recorded unearned compensation of $150,000 which was amortized over the four-year vesting period. All restrictions on transfer and rights of the Company to repurchase unvested shares lapsed upon consummation of the combination of the Company and Raptor.

NOTE 10.   STOCK OPTION PLANS

The Company has adopted certain fixed stock option plans. At the Company's Annual Meeting of Stockholders on June 4, 1999, stockholders approved the 1999 Incentive Stock Plan (the "Employee Plan"). The Employee Plan, together with other stock option plans, provides for a total of 8,577,260 shares of common stock to be issued. The Employee Plan and other plans provide for grants to employees, consultants, directors and advisors. Of the authorized shares under the Employee Plan and other plans, at December 31, 1999, options for 3,776,814 shares were outstanding; 3,239,919 shares had been issued; and 1,560,527 shares were available for future grants. The 1996 Directors' Stock Option Plan (the "Director Plan") allows for the granting of up to 200,000 options to directors of the Company who are not employees of the Company. Of the authorized shares under the Director Plan, at December 31, 1999, options for 58,000 shares were outstanding, 12,000 shares had been issued, and 130,000 shares were available for future grants. The exercise price of each option equals the market price of the Company's stock as determined on the date of grant and the option's maximum term ranges from seven to ten years. Options are granted throughout the year and vest over a period of four to five years, except the options granted under the Director Plan which vest over a period of one to three years. During 1997, the

Company exchanged 264,400 options with exercise prices between $14.00 and $15.00 per share, for options with an exercise price of $11.125 per share, which was the fair market value of the Company's common stock on the date of the exchange.

Stock option activity for 1999, 1998 and 1997 is summarized as follows:

                                                      Number of                 Price             Weighted Average
                                                       Options                  Range              Exercise Price
                                               ---------------------    --------------------   ---------------------
Outstanding, December 31, 1996..............               3,492,077           $0.07 - 37.66                  $ 5.46
Granted.....................................               2,452,039            0.96 - 25.16                   14.06
Exercised...................................              (1,076,220)           0.07 - 17.19                    2.15
Canceled....................................              (1,066,887)           0.07 - 37.66                   17.52
                                               ---------------------    --------------------   ---------------------
Outstanding, December 31, 1997..............               3,801,009           $0.07 - 25.16                  $ 8.73
                                               ---------------------    --------------------   ---------------------
Granted.....................................               1,665,747           $0.96 - 25.50                  $17.99
Exercised...................................              (2,093,225)           0.07 - 23.50                    6.33
Canceled....................................                (464,737)           0.07 - 25.47                   15.05
                                               ---------------------    --------------------   ---------------------
Outstanding, December 31, 1998..............               2,908,794           $0.07 - 25.50                  $14.90
                                               ---------------------    --------------------   ---------------------
Granted.....................................               1,845,700           $9.17 - 30.06                  $11.39
Options exchanged in purchase business
 combination................................                  64,157            2.81 - 15.88                    3.29
Exercised...................................                (341,874)           0.07 - 23.50                    9.70
Canceled....................................                (641,963)           0.07 - 30.06                   15.49
                                               ---------------------    --------------------   ---------------------
Outstanding, December 31, 1999..............               3,834,814           $0.07 - 30.06                  $13.39
                                               =====================    ====================   =====================

Stock options for 1,345,612, 847,147 and 762,171 shares were vested and exercisable as of December 31, 1999, 1998 and 1997, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997 were $11.39, $17.99 and $14.06, respectively. The weighted average fair value of options vested and exercisable as of December 31, 1999, 1998 and 1997, were $13.40, $12.39 and $6.83, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                               Options Outstanding                             Options Exercisable
                            -------------------------------------------------------     ---------------------------------
                             Number of Shares    Weighted Average       Weighted        Number of Shares     Weighted
                              Outstanding at        Remaining            Average         Exercisable at       Average
Range of Exercise Prices         12/31/99        Contractual Life    Exercise Price         12/31/99       Exercise Price
------------------------    -----------------   -----------------   ---------------     ---------------   ---------------
$ 0.07 -   9.19                       973,261         8.87 years             $ 8.52             182,449           $ 6.28
  10.00 - 11.69                     1,103,120               6.09              11.32             536,757            11.14
  11.94 - 17.19                       966,485               6.83              14.44             331,292            14.86
  17.50 - 30.06                       791,948               7.93              20.97             295,114            20.30
                            -----------------   ----------------   ----------------     ---------------   --------------
                                    3,834,814         7.36 years             $13.39           1,345,612           $13.40
                            =================   ================   ================     ===============   ==============

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected the disclosure-only alternative for stock-based employee compensation which requires the disclosure of pro forma net income or loss and per share amounts using the fair-value based method. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(amounts in thousands, except per share data)                             Year Ended December 31,
                                                     ---------------------------------------------------------------
                                                            1999                    1998                  1997
                                                     ------------------    -------------------    ------------------
Net income (loss)
            As reported............................            $ (6,940)               $ 6,444              $(18,735)
            Pro forma..............................            $(16,935)               $(5,039)             $(29,329)
Basic earnings (loss) per share
            As reported............................            $  (0.25)               $  0.26              $  (0.82)
            Pro forma..............................            $  (0.61)               $ (0.20)             $  (1.29)
Diluted earnings (loss) per share
            As reported............................            $  (0.25)               $  0.24              $  (0.82)
            Pro forma..............................            $  (0.61)               $ (0.20)             $  (1.29)

                                        48

For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for all grants; risk-free interest rates of 6.00%, 6.20% and 6.20%; expected lives of 3.5, 3.1 and
4.3 years for each grant; and expected volatility of 125%, 74% and 65% for 1999, 1998 and 1997, respectively.

NOTE 11.  INCOME TAXES

The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company records a valuation allowance for deferred tax assets when in management's judgement it is more likely than not that all or a portion of the deferred tax asset will not be realized.

The components of the provision (benefit) for income taxes included in the Consolidated Statements of Operations are as follows:

(amounts in thousands)                                                             Year Ended December 31,
                                                              ---------------------------------------------------------------
                                                                       1999                  1998                  1997
                                                              -------------------    ------------------    ------------------
Continuing Operations:
Current provision:
            Federal........................................                $  675                $6,789                $3,583
            State..........................................                    76                 1,320                   752
            Foreign........................................                   338                   380                    33
                                                              -------------------    ------------------    ------------------
Total current provision from continuing operations.........                $1,089                $8,489                $4,368
                                                              ===================    ==================    ==================
    Deferred provision (benefit):
            Federal........................................                $ (567)               $ (899)               $1,167
            State..........................................                   (76)                 (175)                  209
            Foreign........................................                   413                    92                     -
                                                              -------------------    ------------------    ------------------
Total deferred provision (benefit) from continuing
 operations................................................                $ (230)               $ (982)               $1,376
                                                              ===================    ==================    ==================
Total provision from continuing operations.................                $  859                $7,507                $5,744
                                                              ===================    ==================    ==================

The Company's effective tax rate on pre-tax income (loss) from continuing operations differs from the U.S. federal statutory tax rate as follows:

                                                                                   Year Ended December 31,
                                                              ---------------------------------------------------------------
                                                                       1999                  1998                  1997
                                                              -------------------    ------------------    ------------------
U.S. federal statutory rate................................                  34.0%                 34.0%               (34.0)%
Increase (decrease) in rates resulting from:
    State taxes............................................                   4.0                   4.9                  (4.4)
    Amortization of goodwill...............................                 (22.5)                    -                     -
    Write-off of purchased in process
     Research and Development..............................                 (23.5)                 13.4                  80.7
    Effect of foreign income taxes.........................                  (3.2)                 (4.1)                  5.5
    Change in valuation allowance for deferred tax asset...                     -                     -                  (6.4)
    Other..................................................                  (2.9)                  1.2                   2.4
                                                              -------------------    ------------------    ------------------
Effective tax rate.........................................                 (14.1)%                49.4%                 43.8%
                                                              ===================    ==================    ==================

                                        49

Deferred tax assets (liabilities) are included in other assets and are comprised of the following:

(amounts in thousands)                                                  Year Ended December 31,
                                       ---------------------------------------------------------------------------------------
                                                           1999                                          1998
                                       --------------------------------------------   ----------------------------------------
                                           Federal          State         Foreign        Federal         State        Foreign
                                       -------------   -------------   ------------   ------------   ------------   ----------
Current deferred assets:
    Accrued expenses.................        $   646          $  121         $    -        $   996        $   186       $    -
    Deferred revenue.................              -               -              -             40              8            -
    Reserves.........................          1,461             274              -            594            112            -
                                       -------------   -------------   ------------   ------------   ------------   ----------
        Total current deferred assets          2,107             395              -          1,630            306            -
                                       -------------   -------------   ------------   ------------   ------------   ----------
Non-current deferred assets:
    Depreciation and amortization....            439              83              -            434             82            -
    Net operating loss...............          6,656           1,040            426          5,659          1,062            -
    Credits..........................          1,132               -              -          1,132              -            -
                                       -------------   -------------   ------------   ------------   ------------   ----------
        Total non-current deferred
         assets......................          8,227           1,123            426          7,225          1,144            -
                                       -------------   -------------   ------------   ------------   ------------   ----------
Non-current deferred liability:
    Depreciation and amortization....              -               -            200              -              -           92
                                       -------------   -------------   ------------   ------------   ------------   ----------

Gross deferred tax assets............         10,334           1,518            226          8,855          1,450          (92)
Valuation allowance..................         (9,104)         (1,250)             -         (7,955)        (1,220)           -
                                       -------------   -------------   ------------   ------------   ------------   ----------
Net deferred tax assets..............        $ 1,230          $  268         $  226        $   900        $   230       $  (92)
                                       =============   =============   ============   ============   ============   ==========

As of December 31, 1999, the Company has approximately $21.0 million of net operating loss and approximately $1.0 million of general business credit carryforwards. Approximately $11.0 million of the net operating loss carryforward relates to stock option exercises. The tax benefit associated with the stock option exercises will be credited to equity when realized. As of December 31, 1999, approximately $18.0 million of the net operating loss and approximately $1.0 million of the credit carryforwards may be limited under section 382 of the Internal Revenue Code. The net operating loss and the credit carryforwards will expire at various dates through 2011.

NOTE 12.  EMPLOYEE BENEFIT PLANS

401(k) Retirement Plans

The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan") which is qualified under section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) Plan, eligible participants, which include all permanent U.S. employees who work at least 20 hours per week and have served for a requisite period, may elect to contribute a percentage of their annual gross compensation to the 401(k) Plan. Contributions to the 401(k) Plan by the Company are discretionary. For the year ended December 31, 1997, the Company did not contribute to the 401(k) Plan. The Company amended its 401(k) Plan effective January 1, 1998, to provide for a discretionary matching contribution by the Company of 25% of the first 4% of qualified employee contributions. The Company contributed $402,000 and $222,000 to the 401(k) Plan for the year ended December 31, 1999 and 1998.

In conjunction with the PassGo acquisition (see note 2), the Company acquired a 401(k) Plan established for the benefit of the PassGo employees. Employer matching contributions were not discretionary. Employer contributions are equal to 25% of the employee's contributions to the plan, up to 4% of their compensation. The employer contributions for both 1998 and 1997 were $4,000, respectively. In 1999 no employer contributions were made and all employer/employee contributions to this plan ceased to be effective on July 31, 1999. This plan will be terminated and merged into the Company's 401(k) Plan, by December 31, 2000.

In conjunction with the Raptor acquisition (see note 2), the Company acquired a 401(k) Plan established for the benefit of the Raptor employees. Under the Plan, the Company makes no contributions. All employee contributions to this plan ceased effective on April 30, 1998. This plan was terminated on December 31, 1998 and was merged into the Company's 401(k) Plan in January 1999.

In conjunction with the AssureNet acquisition (see note 2), the Company acquired a savings and retirement plan established for the benefit of the AssureNet employees. Employer matching contributions are discretionary. Employer matching contributions are equal to 25% of the employee's contributions to the Plan, up to 4% of their compensation. For the year ended December 31, 1997 the Company made contributions of $46,000. All employee/employer contributions to this plan ceased effective on December 31, 1997. This plan was terminated and merged into the Company's 401(k) Plan on December 31, 1997.

Employee Stock Purchase Plan:

The Company's 1998 Employee Stock Purchase Plan (the "ESP Plan") was adopted by the Board of Directors in December 1997 and was approved by the stockholders in February 1998. The Company has reserved a total of 500,000 shares of common stock for issuance under the ESP Plan. The ESP Plan, which is intended to qualify under section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company to purchase common stock through payroll deductions of up to ten percent of their compensation. The price of Common Stock purchased under the ESP Plan is 85% of the lower of the fair market value of the common stock on the first or last day of each three month purchase period. The ESP Plan is administered by the Compensation Committee of the Board of Directors. Employees are eligible to participate if they are employed by the Company or any designated subsidiary for at least 20 hours per week and for more than 90 days. Under the ESP Plan, the Company sold 65,811 and 25,642 shares to employees in 1999 and 1998, respectively.

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of certain tax and interest information as well as non-cash investing and financing activities include the following (in addition to items related to the acquisitions in note 2):

1999

During 1999, the Company's current tax liability was reduced to zero due to the tax benefits associated with the exercise of employee stock options. Cash paid for interest associated with long term debt was approximately $63,000.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on income from continuing operations before royalty, interest, taxes, non-recurring charges and gains/losses on the sale of marketable securities. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the consulting services segment as it is below the quantitative thresholds, corporate related items and, as it relates to segment profit(loss), income and expense not allocated to reportable segments. There were no customers that accounted for more than 10% of total revenues in 1999, 1998 and 1997.

(amounts in thousands)                                                          Year Ended December 31,
                                                             -------------------------------------------------------------
                                                                    1999                  1998                  1997
                                                             -----------------    ------------------    ------------------
Net revenues:
    Software products......................................           $105,430              $ 96,578              $ 67,101
    Other..................................................              7,383                 4,452                 2,808
                                                             -----------------    ------------------    ------------------
        Total net revenues.................................           $112,813              $101,030              $ 69,909
                                                             =================    ==================    ==================

Segment operating profit (loss):
    Software products......................................           $ (4,646)             $ 22,382              $ 15,299
    Other..................................................             (6,210)              (15,188)              (37,871)
                                                             -----------------    ------------------    ------------------
        Total segment operating profit (loss)..............           $(10,856)             $  7,194              $(22,572)
                                                             =================    ==================    ==================

Total assets:
    Software products......................................           $ 55,180              $ 41,357              $ 27,320
    Other..................................................            143,700               119,919                97,493
                                                             -----------------    ------------------    ------------------
        Total assets.......................................           $198,880              $161,276              $124,813
                                                             =================    ==================    ==================

The Company's area of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. No single foreign country is significant to the consolidated operations. Foreign operations' revenue, profit and identifiable assets are shown in the following table.

(amounts in thousands)                                                          Year Ended December 31,
                                                             -------------------------------------------------------------
                                                                    1999                  1998                  1997
                                                             -----------------    ------------------    ------------------

Net revenues:
    U.S....................................................           $ 79,434              $ 74,111              $ 54,750
    International..........................................             33,379                26,919                15,159
                                                             -----------------    ------------------    ------------------
        Total net revenues.................................           $112,813              $101,030              $ 69,909
                                                             =================    ==================    ==================

Profit (loss):
    U.S....................................................           $(10,120)             $ (8,304)             $(26,760)
    International..........................................              3,180                14,748                 7,770
                                                             -----------------    ------------------    ------------------
        Total profit (loss)................................           $ (6,940)             $  6,444              $(18,990)
                                                             =================    ==================    ==================

Total assets:
    U.S....................................................           $172,479              $156,368              $120,637
    International..........................................             26,401                 4,908                 4,176
                                                             -----------------    ------------------    ------------------
        Total assets.......................................           $198,880              $161,276              $124,813
                                                             =================    ==================    ==================

                                      52

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on the 29th day of March 2000.

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

Each person whose signature appears below in so signing also makes, constitutes and appoints John C. Becker and Gary M. Ford, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments and post-effective amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

A Majority of the Board of Directors:

Signature                     Title                              Date
---------                     -----                              ----

/S/ JOHN C. BECKER            Chairman of the Board,             March 29, 2000
----------------------------  Chief Executive Officer
John C. Becker                and Director (Principal
                              Executive Officer


/S/ ROBERT B. EDWARDS, JR.    Vice President, Chief Financial    March 29, 2000
----------------------------  Officer and Treasurer (Principal
Robert B. Edwards, Jr.        Financial and Accounting Officer)


/S/ GABRIEL A. BATTISTA       Director                           March 29, 2000
----------------------------
Gabriel A. Battista

/S/ JOHN F. BURTON            Director                           March 29, 2000
----------------------------
John F. Burton

/S/ TIMOTHY A. DAVENPORT      Director                           March 29, 2000
----------------------------
Timothy A. Davenport

/S/ RICHARD A. LEFEBVRE       Director                           March 29, 2000
----------------------------
Richard A. Lefebvre

/S/ KEVIN A. MCNERNEY         Director                           March 29, 2000
----------------------------
Kevin A. McNerney

EXHIBIT INDEX
-------------

Exhibit Number                  Description
--------------                  -----------
  3.1    (1)      Amended and Restated Certificate of Incorporation of AXENT.
  3.2    (2)      Amended and Restated Bylaws of AXENT.
  4.1    (1)      Specimen stock certificate for shares of Common Stock of AXENT.
  10.1   (1)      AXENT's 1991 Amended and Restated Stock Option Plan.
  10.2   (3)      AXENT's 1996 Amended and Restated Stock Option Plan.
  10.3   (3)      AXENT's 1996 Amended and Restated Directors' Stock  Option Plan.
  10.9   (1)      Form of Indemnification Agreement between AXENT and its directors and executive officers.
  10.11  (1)      Lease Agreement dated as of September 6, 1995, by and between
                  Research Grove Associates and AXENT.
  10.11A (6)      Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove Associates and AXENT.
  10.12  (1)      Lease of Real Property dated as of March 7, 1995, by and between
                  TNK Associates and AXENT.
  10.17  (4)      Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22,
                  1997.
  10.17A (8)      First Amendment to Memorandum of Understanding relating to Richard
                  Lefebvre.
  10.29  (3)      Amended Agreement and Plan of Merger among AXENT, Axquisition,
                  Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
  10.30  (5)      AXENT's 1998 Employee Stock Purchase Plan.
  10.31  (5)      AXENT's 1998 Incentive Stock Plan.
  10.32  (5)      AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
  10.33  (5)      Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and
                  Raptor Systems, Inc. dated as of December 1, 1997.
  10.34  (6)      AXENT's Executive Severance General Guidelines.
  10.35  (6)      Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
  10.36  (6)      Lease Agreement dated as of May 6, 1997 by and between CC&F Second
                  Avenue Trust and Raptor Systems, Inc.
  10.36A (6)      First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue Trust and Raptor Systems, Inc.
  10.37  (7)      Share Exchange Agreement dated as of March 29, 1999 by and during
                  AXENT and the holders of all of the shares of capital stock, share capital and warranty of CKS Limited.
  10.38  (8)      Software Product Purchase and License Agreement dated as of March
                  31, 1999 by and between AXENT and Raxco Software, Inc.
  10.39  (9)      AXENT's 1999 Incentive Stock Plan.
  10.40  (10)     AXENT's 1999 PassGo Technologies Exchange Option Plan.
  16.0   (11)     Letter from PricewaterhouseCoopers LLP dated February 28, 2000.
  21.1*           Subsidiaries of the Company.
  23.1*           Consent of Ernst & Young LLP, Independent Auditors
  23.2*           Consent of PricewaterhouseCoopers LLP on certain financial data schedules.
  24.1            Power of Attorney (included in signature pages).
  27.1*           Financial Data Schedule
  27.2*           Financial Data Schedule (1998 Restated)


Schedule               Description
--------               -----------
II.   *      Valuation and Qualifying Accounts.

             All other schedules are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

--------------------------------------------------------------------------------

(1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.
(5)  Previously filed as an exhibit to AXENT's Registration Statement on Form
     S-4 (File No. 444-43265) and incorporated herein by reference .
(6) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(7) Previously filed as an exhibit to AXENT's Current Report on Form 8-K filed in April 1999 and incorporated herein by reference.
(8) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(9)  Previously filed as an appendix to AXENT's definitive proxy statement dated
     April 30, 1999 and incorporated herein by reference.
(10) Previously filed as an exhibit to AXENT's Registration Statement on Form S-8 (File No. 333-83329) and incorporated herein by reference.
(11) Previously filed as an exhibit to AXENT's Form 8-K dated February 23, 2000 and incorporated herein by reference.

*    Filed herewith.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

                             (amounts in thousands)

                                                  Balance at            Additions                                  Balance at
                                                 Beginning of          Charged to                                    End of
               Description                          Period              Expenses             Deductions              Period
------------------------------------------   ------------------   -------------------   ------------------    ------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 1999.........................               $1,586                $1,057             $(1,315)               $ 1,328
December 31, 1998.........................                1,339                 1,121                (874)                 1,586
December 31, 1997.........................                  749                   794                (204)                 1,339

DEFERRED TAX ASSET VALUATION ACCOUNT

December 31, 1999.........................               $9,175                $1,179             $     -                $10,354
December 31, 1998.........................                9,124                    51                   -                  9,175
December 31, 1997.........................                4,502                 5,548                (926)                 9,124

Note:  Beginning balance at 12/31/97 and additions and deductions were adjusted to include ITI.  Additions for 1997 include the beginning valuation allowance associated with AssureNet.