Form 10-Q
period 2000-03-31
AXENT TECHNOLOGIES INC
filed 2000-05-15
CIK 1007997

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

As of May 10, 2000, there were 28,805,753 shares outstanding of the Registrant's Common Stock, par value $.02 per share.
________________________________________________________________________________

                           AXENT TECHNOLOGIES, INC.
                           ------------------------

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed Consolidated Balance Sheets as of                           4
         March 31, 2000 (unaudited) and December 31, 1999

         Unaudited Condensed Consolidated Statements of Operations             5
         for the three months ended March 31, 2000 and 1999

         Unaudited Condensed Consolidated Statements of Cash Flows             6
         for the three months ended March 31, 2000 and 1999

         Unaudited Condensed Consolidated Statements of Comprehensive          7
         Income (Loss) for the three months ended March 31, 2000 and 1999

         Notes to Unaudited Condensed Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of                              11
         Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk           17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                    20

PART I.  FINANCIAL INFORMATION

Item 1.
-------

                             FINANCIAL STATEMENTS

The financial statements set forth below at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on April 4, 2000.

                           AXENT TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                                March 31,
                                                                                  2000               December 31,
                                                                               (unaudited)              1999
                                                                          -------------------     ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                         $ 74,478               $ 61,534
   Marketable securities                                                               46,341                 47,331
   Accounts receivable, net                                                            27,787                 35,954
   Other current assets                                                                 4,048                  3,696
                                                                          -------------------     ------------------

      Total current assets                                                            152,654                148,515

Property and equipment, net                                                            13,708                 12,427
Goodwill and other intangible assets                                                   28,021                 29,554
Other assets                                                                            8,762                  8,384
                                                                          -------------------     ------------------
      Total assets                                                                   $203,145               $198,880
                                                                          ===================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                          $ 16,821               $ 23,266
   Deferred revenue                                                                    19,448                 17,935
                                                                          -------------------     ------------------
      Total  current liabilities                                                       36,269                 41,201

Long term debt, net of current maturities                                                 560                    620
                                                                          -------------------     ------------------
      Total liabilities                                                                36,829                 41,821
                                                                          -------------------     ------------------


Stockholders' equity:
    Preferred stock, $0.02 par value (5,000,000 shares authorized,
     none issued).                                                                         --                     --
    Common stock, $0.02 par value (50,000,000 shares authorized,
      28,787,223 and 28,047,696 issued and outstanding for the
      three months ended March 31, 2000 and year ended
      December 31, 1999, respectively).                                                   576                    561
    Additional paid-in capital                                                        200,530                191,272
    Comprehensive income and other                                                       (702)                  (623)
    Accumulated deficit                                                               (34,088)               (34,151)
                                                                          -------------------     ------------------

      Total stockholders' equity                                                      166,316                157,059
                                                                          -------------------     ------------------

      Total liabilities and stockholders' equity                                     $203,145               $198,880
                                                                          ===================     ==================


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                         -----------------------------------------------
                                                                                 2000                       1999
                                                                         --------------------        -------------------
Net revenues:
   Product licenses                                                                   $19,813                    $15,186
   Services                                                                            10,530                      6,258
                                                                         --------------------        -------------------
      Total net revenues                                                               30,343                     21,444

Cost of net revenues                                                                    4,647                      3,143
                                                                         --------------------        -------------------

Gross profit                                                                           25,696                     18,301

Operating expenses:
   Sales and marketing                                                                 15,263                     13,656
   Research and development                                                             6,796                      6,294
   General and administrative                                                           3,411                      2,702
   Amortization of acquired intangible assets                                           1,479                        151
   Acquisition-related charges                                                             --                      3,753
                                                                         --------------------        -------------------
       Total operating expenses                                                        26,949                     26,556
                                                                         --------------------        -------------------

Loss before interest and taxes                                                         (1,253)                    (8,255)

   Interest income                                                                      1,329                      1,068
   Income tax benefit (provision)                                                         (43)                     1,119
                                                                         --------------------        -------------------

Net income (loss)                                                                     $    33                    $(6,068)
                                                                         ====================        ===================

Net income (loss) per common share (basic)                                            $   --                      $(0.23)
                                                                         ====================        ===================
Number of shares used in computing net income (loss) per common
 share outstanding (basic)                                                             28,441                     26,292
                                                                         ====================        ===================

Net income (loss) per common share (diluted)                                          $   --                      $(0.23)
                                                                         ====================        ===================
Number of shares used in computing net income (loss) per
common share outstanding (diluted)                                                     29,609                     26,292
                                                                         ====================        ===================


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                      ------------------------------------------
                                                                                              2000                   1999
                                                                                      -------------------      -----------------
   Operating activities:
     Net income (loss)                                                                           $     33                $(6,068)
     Non-cash items:
       Depreciation and amortization                                                                2,759                  1,035
       Deferred income taxes                                                                           --                 (1,415)
       Write-off of in process research and development                                                --                  2,000
     Change in assets and liabilities                                                               1,883                  3,983
                                                                                      -------------------      -----------------


         Net cash provided by (used for) operating activities                                       4,675                   (465)
                                                                                      -------------------      -----------------

   Investing activities:
     Capital expenditures                                                                          (2,456)                (1,681)
     Purchases of marketable securities                                                           (95,158)                (1,783)
     Maturity of marketable securities                                                             97,004                 14,524
     Payments for business acquisitions, net of cash acquired                                        (255)                   227
                                                                                      -------------------      -----------------

         Net cash provided by (used for)  investing activities                                       (865)                11,287
                                                                                      -------------------      -----------------

  Financing activities:
    Proceeds from issuance of common stock                                                          9,273                  2,333
    Principal payments on note payable                                                                (60)                    --
                                                                                      -------------------      -----------------

         Net cash provided by financing activities                                                  9,213                  2,333
                                                                                      -------------------      -----------------


  Effect of exchange rate changes on cash                                                             (79)                  (372)
                                                                                      -------------------      -----------------

  Net increase in cash and cash equivalents                                                        12,944                 12,783
  Cash and cash equivalents, beginning of period                                                   61,534                 80,035
                                                                                      -------------------      -----------------
  Cash and cash equivalents, end of period                                                       $ 74,478                $92,818
                                                                                      ===================      =================



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                           ------------------------------------------
                                                                                  2000                    1999
                                                                           ------------------      ------------------
   Net income (loss)                                                                    $  33                 $(6,068)
      Currency translation effects                                                        (79)                   (372)
                                                                           ------------------      ------------------
   Comprehensive loss                                                                   $ (46)                $(6,440)
                                                                           ==================      ==================


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AXENT TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


Basis of Presentation

AXENT Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "AXENT") is a global leader in information security, provides e-security solutions that maximize our customers' business advantage. AXENT delivers integrated products and expert services to assess, protect, enable and manage business processes and information assets. Through our unique Lifecycle Security methodology combined with Smart Security Architecture, we deliver the "right" level of security for customers. Award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, VPN, Web-access, single sign-on and user administration for the entire enterprise.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended March 31, 2000 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1999, which are included in the Company's Form 10-K filed with the SEC on April 4, 2000.

Business Combinations

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGo Technologies Limited, a worldwide leader in centralized user access and control, and single sign-on and password synchronization products. In conjunction with the acquisition, the Company issued 1,486,146 shares of common AXENT stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 64,157 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of PassGo have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price, including transaction costs of $6.0 million, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $27.8 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. During 1999, the Company recorded a charge for acquired in-process research and development of approximately $2.0 million related to PassGo. The charge reflects technology acquired for which technological feasibility had not been reached and for which there is no alternative future use.

On January 12, 1999, the Company completed its merger with Internet Tools, Inc. ("ITI") in which it acquired 100% of the outstanding stock of ITI for 703,194 shares of AXENT common stock and assumed stock options covering a total of 46,806 shares of AXENT common stock. The Company incurred approximately $1.75 million in acquisition-related transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of ITI were combined with the Company's respective accounts at recorded values This acquisition did not meet the criteria for a significant business combination and as such pro forma disclosures are not included herein.

Net Income Per Common Share

Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Potentially dilutive securities are not included in the diluted earnings per share calculations for the first quarter of 1999 as their inclusion would be anti-dilutive to the basic loss per share calculations.

Recent Accounting Pronouncements

On January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA" Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the AICPA. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not impact the Company's financial position or results of operations.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 is effective for the Company's 2000 financial statements. The Company has adopted SOP 98-9 on January 1, 2000.

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a reporting standard for derivative instruments which will require the Company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. During June 1999, the FASB issued SFAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." This statement defers the effective date of SFAS 133 to 2001. The Company plans to adopt SFAS No. 133 for fiscal year beginning January 1, 2001. The Company believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not impact the Company's financial position or results of operations.

Information Concerning Business Segments

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

                                                                                    For the Three Months
(amounts in thousands)                                                                 Ended March 31,
                                                                     -------------------------------------------------
                                                                               2000                       1999
                                                                     ----------------------       --------------------
Net revenues:
  Software products                                                                $ 28,433                   $ 20,085
  Other                                                                               1,910                      1,359
                                                                     ----------------------       --------------------
      Total net revenues                                                           $ 30,343                   $ 21,444
                                                                     ======================       ====================

Segment operating loss:
  Software products                                                                $    250                   $ (1,946)
  Other                                                                              (1,503)                    (6,309)
                                                                     ----------------------       --------------------
      Total segment operating loss                                                 $ (1,253)                  $ (8,255)
                                                                     ======================       ====================

Total assets:
  Software products                                                                $ 41,253                   $ 43,698
  Other                                                                             161,892                    150,459
                                                                     ----------------------       --------------------
      Total assets                                                                 $203,145                   $194,157
                                                                     ======================       ====================

The Company's areas of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. Foreign operations' revenue, profit and identifiable assets are shown in the following table.

                                                                                      For the Three Months
(amounts in thousands)                                                                   Ended March 31,
                                                                       ------------------------------------------------
                                                                                2000                       1999
                                                                       ---------------------      ---------------------
Net revenues:
  U.S.                                                                              $ 22,097                   $ 16,024
  International                                                                        8,246                      5,420
                                                                       ---------------------       --------------------
      Total net revenues                                                            $ 30,343                   $ 21,444
                                                                       =====================       ====================

Profit (loss):
  U.S.                                                                              $  1,247                   $ (6,022)
  International                                                                       (1,214)                       (46)
                                                                       ---------------------       --------------------
      Total profit (loss)                                                           $     33                   $ (6,068)
                                                                       =====================       ====================

Total assets:
  U.S.                                                                              $178,603                   $177,083
  International                                                                       24,542                     17,074
                                                                       ---------------------       --------------------
      Total assets                                                                  $203,145                   $194,157
                                                                       =====================       ====================

Item 2.
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of this report contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which involve risk and uncertainties. These forward-looking statements are identified by the use of the words "believes", "expects", "anticipates", "will", "would" or similar expressions that contemplate future events. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified below in "Certain Factors Affecting Future Performance" and in AXENT's Form 10-K for the year ended December 31, 1999 filed with the SEC on April 4, 2000 under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors Affecting Future Performance" and "Business--Certain Factors That May Affect Future Results". The Company assumes no obligation to update or correct forward-looking statements due to events or changes after the date of this report.

Overview

We are a global leader in information security and provides e-security solutions
that maximize our customers' business advantage.   We deliver integrated
products and expert services to assess, protect, enable and manage business processes and information assets. Through our unique Lifecycle Security methodology, combined with our Smart Security Architecture, solutions are provided that permit customers to select the right level of security for their business needs. Our award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, virtual private network capabilities, Web-access security, single sign-on and user administration for the entire enterprise.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                            --------------------------------------------
                                                                                    2000                     1999
                                                                            -------------------        -----------------
Net revenues:
 Product licenses                                                                          65.3%                    70.8%
 Services                                                                                  34.7                     29.2
                                                                            -------------------        -----------------
  Total net revenues                                                                      100.0                    100.0

Cost of net revenues                                                                       15.3                     14.7
                                                                            -------------------        -----------------

Gross profit                                                                               84.7                     85.3

Operating expenses:
 Sales and marketing                                                                       50.3                     63.7
 Research and development                                                                  22.4                     29.4
 General and administrative                                                                11.2                     12.5
 Amortization of acquired intangible assets                                                 4.9                      0.7
 Acquisition-related charges                                                                 --                     17.5
                                                                            -------------------        -----------------
  Total operating expenses                                                                 88.8                    123.8
                                                                            -------------------        -----------------

Loss before interest and taxes                                                             (4.1)                   (38.5)

 Interest income                                                                            4.3                      5.0
 Income tax benefit (provision)                                                            (0.1)                     5.2
                                                                            -------------------        -----------------

Net income (loss)                                                                           0.1%                  (28.3)%
                                                                            ===================        =================

                 Three Months Ended March 31, 2000 Compared to
                       Three Months Ended March 31, 1999

Net Revenues

Our net revenues increased approximately 41.5%, or $8.90 million from $21.44 million for the three months ended March 31, 1999 to $30.34 million for the three months ended March 31, 2000. Our revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for our products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; our ability to maintain and expand our domestic and international sales and marketing organizations; our ability to develop new and enhanced products; the availability of personnel and our ability to attract and retain key personnel; the mix of distribution channels through which our products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of our actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on our operating results.

Our net revenues from product licenses increased approximately 30.5%, or $4.62 million, from $15.19 million for the three months ended March 31, 1999 to $19.81 million for the three months ended March 31, 2000. For those three-month periods ended March 31, 1999 and 2000, net revenues from product licenses represented 70.8% and 65.3%, respectively, of total net revenues. The increase in product licenses is primarily attributable to the acquisition of PassGo, increase in the number and size of transactions, multiple product transactions and growth in our core products (vulnerability assessment, intrusion detection and firewalls).

Our net revenues from services increased approximately 68.3%, or $4.27 million, from $6.26 million for the three months ended March 31, 1999 to $10.53 million for the three months ended March 31, 2000, representing 29.2% and 34.7% of total net revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts.

Revenues derived from North American and international operations as a percent of total revenues were 73% and 27%, respectively for the three months ended March 31, 2000 as compared to 75% and 25%, respectively for the three months ended March 31, 1999. The increase in international revenues as a percentage of total revenues from 1999 to 2000 is attributable to increased sales due to the expansion of our operations, primarily in European markets, and the acquisition of UK-based PassGo.

Cost of Net Revenues

Our cost of net revenues includes the cost of media, product packaging, documentation and other production costs, product royalties, and the direct and indirect costs of providing technical support, training, and consulting services to our customers. Cost of net revenues increased approximately 47.9%, or $1.51 million, from $3.14 million for the three months ended March 31, 1999 to $4.65 million for the three months ended March 31, 2000, representing 14.7% and 15.3% of net revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by our company, including PassGo. The modest increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and the increased percentage of net revenues derived from consulting services. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due, among other things, to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 11.8%, or $1.60 million, from $13.66 million for the three months ended March 31, 1999 to $15.26 million for the three months ended March 31, 2000, representing 63.7% and 50.3% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount of is due to an increase in staff and marketing programs to support our sales and marketing activities plus the
addition of costs associated with PassGo.   The decrease in sales and marketing
as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the first three months of 2000. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire necessary staff and expand our marketing activities to promote expansion of our business.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 8.0%, or $502,000, from $6.29 million for the three months ended March 31, 1999 to $6.79 million for the three months ended March 31, 2000, representing 29.4% and 22.4% of total net revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in dollar amount resulted from the addition of staff, the addition of costs associated with the acquired operations of Internet Tools and PassGo, and use of outside consultants needed to develop, maintain and enhance our software products. The decrease in research and development as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the first three months of 2000. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 26.2%, or $709,000, from $2.70 million for the three months ended March 31, 1999 to $3.41 million for the three months ended March 31, 2000, representing 12.5% and 11.2% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support our operations, the integration of acquisitions plus the addition of costs associated with PassGo. The decrease in the percentage of net revenues is primarily due to a greater increase in the growth of total net revenues in the first three months of 2000. We currently anticipate that the dollar amount of general and administrative expenses will increase as we continue to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets consists primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $1.33 million, from $151,000 for the three months ended March 31, 1999 to $1.48 million for the three months ended March 31, 2000. The increase in dollar amount is primarily due to the amortization of goodwill and intangibles resulting from the acquisition of PassGo and amortization of technology purchased from Compaq Computer Corporation in the third quarter of 1999, which is being amortized ratably over three to seven years.

Acquisition-Related Charges

For the three months ended March 31, 1999, we incurred charges of approximately $1.75 million for severance, investment banking, legal and accounting fees, and other costs related to the merger with Internet Tools, and approximately $2.0 million of in-process research and development expense in connection with the acquisition of PassGo.

Loss from Continuing Operations before Interest and Taxes

Loss from continuing operations before interest and taxes was $1.25 million and $8.26 million for the three months ended March 31, 2000 and 1999, respectively. The loss in the first quarter of 2000 is primarily attributable to amortization charges of $1.48 million, while the loss in the first quarter of 1999 was primarily attributable to a decrease in license revenues (compared to the increase in operating expenses) and acquisition-related charges of $3.75 million.

Interest Income

Interest income increased 24.4%, or $261,000, from $1.07 million for the three months ended March 31, 1999 to $1.33 million for the three months ended March 31, 2000. The increase in interest income is primarily due to the increase in cash and cash equivalents and our investments are yielding a higher return due to an increase in interest rates. It is currently our policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

We recorded a tax benefit of $1.12 million in 1999 related to our taxable loss from operations and a tax provision of $43,000 in 2000 related to our taxable income from operations.

Net Income (Loss)

As a result of the above, we recorded a profit of $33,000 for the three months ended March 31, 2000 compared to a loss of $6.07 million for the three months ended March 31, 1999. This increase is primarily attributable to the growth in net revenues.

Certain Risks and Uncertainties
-------------------------------

Year 2000

We approached Year 2000 compliance by preparing an inventory of all business disruption problems that we regarded as reasonably possible, prioritizing those possible problems to allocate appropriate resources to the most critical areas, remediating or replacing systems and equipment to solve or mitigate Year 2000 problems and, if necessary, developing contingency plans. We have assessed the impact of Year 2000 compliance on the current and prior versions of our products, internal information systems, other internal computer systems and equipment containing embedded systems, and we have implemented corrective actions where appropriate. Although we have not yet received any complaints from our customers about the Year 2000 readiness of our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Such errors could result in delay or loss of revenue, diversion of development resources and possible litigation, which might materially adversely affect our business, financial condition or results of operations.

We believe that the current version of each of our products is Year 2000 compliant assuming no error after 1999 in the operating system or other management software products operating on the same computer system as our product. Information on the Year 2000 compliance of our products is available on our Web site (www.axent.com/y2k.htm).

We believe we have tested our equipment and systems have remediated or replaced equipment or systems that may not have been Year 2000 compliant. To date, we have not experienced any significant problems due to non-Year 2000 ready equipment or software.

Costs we incurred in Year 2000 testing and remediation or replacement of noncompliant systems are not material to our financial condition or results of operations. The cost of continued testing of our products will be included in our research and development expenses, and testing of internal equipment, hardware and software systems generally is included in general and administrative expense. In the case of prior product releases that are not Year 2000 ready, if any, we expect to devote internal engineering and customer support resources to resolving any issues for existing customers of those products.

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

Financial Condition-Liquidity and Capital Resources
---------------------------------------------------

Our overall cash and cash equivalents were $74.48 million at March 31 2000, an increase of approximately $12.95 million from $61.53 million at December 31, 1999. As discussed below, marketable securities decreased $990,000 to $46.34 million at March 31, 2000 from $47.33 million at March 31, 1999. During the three month periods ended March 31, 2000 and 1999, respectively, we financed our operations primarily through cash reserves and available working capital. Our operating activities provided cash of $4.68 million for the three month period ended March 31, 2000 and used cash of $465,000 for the three month period ended
March 31, 1999, respectively.   Net cash provided by operating activities in the
three months ended March 31, 2000, consisted primarily of net income net of amortization of intangible assets.

We made capital expenditures of approximately $2.46 million and $1.68 million for the three month periods ended March 31, 2000 and 1999, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. We had no material firm commitments for capital expenditures at March 31, 2000.

During the three month period ended March 31, 2000, our financial position was also affected by the following: 1) we had cash outlays of approximately $100,000 for transaction costs associated with the acquisition of ITI; 2) we received proceeds of $9.27 million from the issuance of common stock for stock option exercises and employee stock purchase plan; 3) we purchased $95.16 million of marketable securities; 4) we received $97.0 million from the maturity of short-term investments; and 5) we paid $255,000 for the PassGo acquisition-related expenses.

We believe that our working capital at March 31, 2000 and cash generated from operations will be sufficient to meet our capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Certain Factors Affecting Future Performance
--------------------------------------------

Factors Affecting Our Business and Prospects

Although we have experienced significant growth in revenues from our software products and consulting services, we do not believe current or prior growth rates are necessarily indicative of future operating results and enhanced services offerings. In addition, we expect increased competition and intend to invest significantly in development of products and services methodologies. As a result, there can be no assurance that we will remain profitable on a quarterly or annual basis. Due to our relatively limited operating history with respect to many of our software products and consulting services, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for our products and consulting services; the volume, size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings and services; the introduction by us or our competitors of new products, product enhancements and services offerings; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products and perform vulnerability assessments and managed services offerings; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. Our future operating results also may be affected if we fail to recognize the anticipated benefits of our acquisitions on the timetable we project; those benefits include, among others, integration of product and services offerings and coordination of their sales, marketing and research, development and services teams without disruption or unanticipated expense. Our future results of operations may also be adversely affected if the anticipated integration of operations of acquired companies produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

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

Factors Affecting International Operations

We anticipate that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, providing consulting services and customer support across time zones and in different languages, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in our financial condition and results of operations. Based upon our overall currency rate exposure at March 31, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although our results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted. To date, our foreign currency gains and losses have been immaterial.

Factors Affecting Marketable Securities

The fair value of our investments in marketable securities at March 31, 2000 was $46.34 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Performance" above.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.
------     -----------------

As reported previously in our Form 10-Q for the first quarter of 1999 and in our Form 10-K for 1999, a venture capital entity and a small former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors in May 1999. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. AXENT believes the claims are without merit and intends to defend the action vigorously.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect our financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K.
------     --------------------------------

(a) The following exhibits are filed or incorporated by reference, as stated below:


   Exhibit
    Number                                                    Description
--------------     ------------------------------------------------------------------------------------------------
        3.1(1)       Amended and Restated Certificate of Incorporation of AXENT.
        3.2(2)       Amended and Restated Bylaws of AXENT.
        4.1(1)       Specimen stock certificate for shares of Common Stock of AXENT.
       10.1(1)       AXENT's 1991 Amended and Restated Stock Option Plan.
       10.2(3)       AXENT's 1996 Amended and Restated Stock Option Plan.
       10.3(3)       AXENT's 1996 Amended and Restated Directors' Stock Option Plan.
       10.9(1)       Form of Indemnification Agreement between AXENT and its directors and executive officers.
      10.11(1)       Lease Agreement dated as of September 6, 1995, by and between Research Grove Associates and
                     AXENT.
     10.11A(6)       Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove
                     Associates and AXENT.
      10.12(1)       Lease of Real Property dated as of March 7, 1995, by and between TNK Associates and AXENT.
      10.17(4)       Memorandum of Understanding regarding certain compensation and severance matters relating to
                     Richard A. Lefebvre, dated July 22, 1997.
     10.17A(8)       First Amendment to Memorandum of Understanding relating to Richard Lefebvre.
      10.29(3)       Amended Agreement and Plan of Merger among AXENT, Axquisition, Inc., and AssureNet
                     Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
      10.30(5)       AXENT's 1998 Employee Stock Purchase Plan.
      10.31(5)       AXENT's 1998 Incentive Stock Plan.
      10.32(5)       AXENT's Exchange Option Plan for Optionees of Raptor Systems, Inc.
      10.33(5)       Agreement and Plan of Merger among AXENT, Axquisition Two, Inc. and Raptor Systems, Inc.
                     dated as of December 1, 1997.
      10.34(6)       AXENT's Executive Severance General Guidelines.
      10.35(6)       Lease Agreement dated as of April 23, 1998 by and between Pracvest and AXENT.
      10.36(6)       Lease Agreement dated as of May 6, 1997 by and between CC&F Second Avenue Trust and Raptor
                     Systems, Inc.
     10.36A(6)       First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue
                     Trust and Raptor Systems, Inc.
      10.37(7)       Share Exchange Agreement dated as of March 29, 1999 by and during AXENT and the holders of all of the shares of capital stock, share capital and warranty of CKS Limited.
      10.38(8)       Software Product Purchase and License Agreement dated as of March 31, 1999 by and between
                     AXENT and Raxco Software, Inc.
      10.39(9)       AXENT's 1999 Incentive Stock Plan.
      10.40(10)      AXENT's 1999 PassGo Technologies Exchange Option Plan.
      27.1*          Financial Data Schedule
===================================================================================================================

----------------
(1) Previously filed as an exhibit to AXENT's Registration Statement on Form S-1 (File No. 333-01368) and incorporated herein by reference.
(2) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.
(3) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 333-20207) and incorporated herein by reference.
(4) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.
(5) Previously filed as an exhibit to AXENT's Registration Statement on Form S-4 (File No. 444-43265) and incorporated herein by reference.
(6) Previously filed as an exhibit to AXENT's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

*      Filed herewith.

(b) AXENT filed one report on Form 8-K during the three month period ended March 31, 2000. On February 23,2000, AXENT filed a report on Form 8-K reporting information under item 4 regarding AXENT's dismissal of PricewaterhouseCoopers LLP as our auditors after PricewaterhouseCoopers could not be determined to meet requirements for "independence" to audit our financial statements at December 31, 1999 and for the year then ended. That report also reported that AXENT engaged Ernst & Young LLP to be our independent auditors for 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AXENT TECHNOLOGIES, INC.


Date: May 12, 2000             By:
                                   --------------------------------------
                               Phillip A. Salopek, Jr.
                               Vice President of Finance and Treasurer
                               (Principal Financial and Accounting Officer)