Form 10-Q
period 2000-06-30
AXENT TECHNOLOGIES INC
filed 2000-08-14
CIK 1007997

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

For the quarterly period ended June 30, 2000

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

As of August 10, 2000, there were 28,933,633 shares outstanding of the Registrant's Common Stock, par value $.02 per share.

--------------------------------------------------------------------------------

                            AXENT TECHNOLOGIES, INC.
                            ------------------------

                                      INDEX
                                      -----

                                                                              Page
                                                                             Number
                                                                             ------

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements                                                   3

          Condensed Consolidated Balance Sheets as of                            4
          June 30, 2000 (unaudited) and December 31, 1999

          Unaudited Condensed Consolidated Statements of Operations              5
          for the three and six months ended June 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows              6
          for the six months ended June 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Comprehensive           7
          Income (Loss) for the three and six months ended June 30, 2000 and 1999

          Notes to Unaudited Condensed Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis of                               11
          Financial Condition and Results of Operations

Item 3.   Qualitative and Quantitative Disclosures About Market Risk            20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     20

Item 4.   Submission of Matters to a Vote of Security Holders                   20

Item 6.   Exhibits and Reports on Form 8-K                                      21

SIGNATURES                                                                      23

PART I.  FINANCIAL INFORMATION


Item 1.
-------

                              FINANCIAL STATEMENTS

The financial statements set forth below at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.

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

                            AXENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except share data)



                                                                                   June 30,
                                                                                     2000            December 31,
                                                                                 (unaudited)             1999
                                                                               -----------------    ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                          $  56,751           $  61,534
   Marketable securities                                                                 64,558              47,331
   Accounts receivable, net                                                              30,002              35,954
   Other current assets                                                                   4,923               3,696
                                                                               -----------------    ----------------

      Total current assets                                                              156,234             148,515

Property and equipment, net                                                              13,664              12,427
Goodwill and other intangible assets                                                     26,376              29,554
Other assets                                                                              8,595               8,384
                                                                               -----------------    ----------------
      Total assets                                                                    $ 204,869           $ 198,880
                                                                               =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                           $  17,436           $  23,266
   Deferred revenue                                                                      19,536              17,935
                                                                               -----------------    ----------------
      Total  current liabilities                                                         36,972              41,201

Long term debt, net of current maturities                                                    --                 620
                                                                               -----------------    ----------------
      Total liabilities                                                                  36,972              41,821
                                                                               -----------------    ----------------


Stockholders' equity:
    Preferred stock, $0.02 par value (5,000,000 shares authorized, none
      issued).                                                                               --                  --
    Common stock, $0.02 par value (50,000,000 shares authorized,
      28,864,375 and 28,047,696 issued and outstanding for the
      six months ended June 30, 2000 and year ended
      December 31, 1999, respectively).                                                     577                 561
    Additional paid-in capital                                                          201,516             191,272
    Comprehensive income and other                                                      (1,247)               (623)
    Accumulated deficit                                                                (32,949)            (34,151)
                                                                               -----------------    ----------------

      Total stockholders' equity                                                        167,897             157,059
                                                                               -----------------    ----------------

      Total liabilities and stockholders' equity                                      $ 204,869           $ 198,880
                                                                               =================    ================


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)


                                                                         For the Three Months               For the Six Months
                                                                            Ended June 30,                    Ended June 30,
                                                                    -------------------------------    -----------------------------
                                                                        2000              1999             2000            1999
                                                                    --------------    -------------    -------------    ------------
Net revenues:
   Product licenses                                                      $ 22,012         $ 17,545         $ 41,825        $ 32,731
   Services                                                                12,041            8,884           22,571          15,142
                                                                    --------------    -------------    -------------    ------------
      Total net revenues                                                   34,053           26,429           64,396          47,873

Cost of net revenues                                                        5,437            3,721           10,084           6,864
                                                                    --------------    -------------    -------------    ------------

Gross profit                                                               28,616           22,708           54,312          41,009

Operating expenses:
   Sales and marketing                                                     16,525           15,659           31,788          29,315
   Research and development                                                 7,028            6,922           13,824          13,216
   General and administrative                                               3,450            2,667            6,861           5,369
   Amortization of acquired intangible assets                               1,473            1,309            2,952           1,460
   Acquisition-related charges                                                 --               --               --           3,753
                                                                    --------------    -------------    -------------    ------------
       Total operating expenses                                            28,476           26,557           55,425          53,113
                                                                    --------------    -------------    -------------    ------------

Income (loss) before interest and taxes                                       140           (3,849)          (1,113)        (12,104)

   Interest income                                                          1,392            1,050            2,721           2,118
   Income tax (provision) benefit                                            (363)             598             (406)          1,717
                                                                    --------------    -------------    -------------    ------------

Net income (loss)                                                        $  1,169         $ (2,201)        $  1,202        $ (8,269)
                                                                    ==============    =============    =============    ============

Net income (loss) per common share (basic)                               $   0.04         $  (0.08)        $   0.04        $  (0.30)
                                                                    ==============    =============    =============    ============
Number of shares used in computing net income (loss) per
common share outstanding (basic)                                           28,820           27,843           28,630          27,124
                                                                    ==============    =============    =============    ============


Net income (loss) per common share (diluted)                             $   0.04         $  (0.08)        $   0.04        $  (0.30)
                                                                    ==============    =============    =============    ============
Number of shares used in computing net income (loss) per
common share outstanding (diluted)                                         29,584           27,843           29,732          27,124
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

                           AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)


                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                            -----------------------------------
                                                                                                 2000               1999
                                                                                            ---------------    ----------------
   Cash flow from operating activities:
     Net income (loss)                                                                            $  1,202           $  (8,269)
     Non-cash items:
       Depreciation and amortization                                                                 5,649               3,143
       Deferred income taxes                                                                            --              (2,141)
       Write-off of in process research and development                                                 --               2,000
     Change in assets and liabilities                                                                 (176)              3,251
                                                                                            ---------------    ----------------

         Net cash provided by (used for) operating activities                                        6,675              (2,016)
                                                                                            ---------------    ----------------

   Cash flow from investing activities:
     Capital expenditures                                                                           (3,727)             (3,140)
     Purchases of marketable securities                                                           (187,315)             (2,067)
     Maturity of marketable securities                                                             171,074              25,067
     Payments for business acquisitions, net of cash acquired                                         (506)             (2,160)
                                                                                            ---------------    ----------------

         Net cash (used for) provided by  investing activities                                     (20,474)             17,700
                                                                                            ---------------    ----------------

  Cash flow from financing activities:
    Proceeds from issuance of common stock                                                          10,260               2,579
    Principal payments on note payable                                                                (620)                 --
                                                                                            ---------------    ----------------

         Net cash provided by financing activities                                                   9,640               2,579
                                                                                            ---------------    ----------------

  Effect of exchange rate changes on cash                                                             (624)               (313)
                                                                                            ---------------    ----------------

  Net (decrease) increase in cash and cash equivalents                                              (4,783)             17,950
  Cash and cash equivalents, beginning of period                                                    61,534              80,035
                                                                                            ---------------    ----------------
  Cash and cash equivalents, end of period                                                        $ 56,751           $  97,985
                                                                                            ===============    ================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (amounts in thousands)


                                                                 For the Three Months                For the Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                             ------------------------------    -------------------------------
                                                                2000             1999              2000             1999
                                                             ------------    --------------    -------------    --------------
   Net income (loss)                                             $ 1,169         $  (2,201)         $ 1,202         $ (8,269)
      Currency translation effects                                  (545)               59             (624)            (313)
                                                             ------------    --------------    -------------    --------------
   Comprehensive income (loss)                                   $   624         $  (2,142)         $   578         $ (8,582)
                                                             ============    ==============    =============    ==============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

Basis of Presentation

AXENT Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "AXENT") is a global leader in information security and provides e-security solutions that maximize our customers' business advantage. AXENT delivers integrated products and expert services to assess, protect, enable and manage business processes and information assets. Through our unique Lifecycle Security(TM) methodology, combined with Smart Security Architecture, we deliver the "right" level of security for customers. Award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, VPN, Web-access, single sign-on and user administration for the entire enterprise.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and six month periods ended June 30, 2000 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the Company's annual audited financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 4, 2000.

Business Combinations

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGo Technologies Limited, a worldwide leader in centralized user access and control, single sign-on and password synchronization products. In conjunction with the acquisition, the Company issued 1,486,146 shares of common AXENT stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 64,157 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of PassGo have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price, including transaction costs of $6.0 million, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $27.8 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. During 1999, the Company recorded a charge for acquired in-process research and development of approximately $2.0 million related to PassGo. The charge reflects technology acquired for which technological feasibility had not been reached and for which there is no alternative future use.

On January 12, 1999, the Company completed its merger with Internet Tools, Inc. ("ITI") in which it acquired 100% of the outstanding stock of ITI for 703,194 shares of AXENT common stock and assumed stock options covering a total of 46,806 shares of AXENT common stock. The Company incurred approximately $1.75 million in acquisition-related transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting and, accordingly, the assets, liabilities, and stockholders' equity of ITI were combined with the Company's respective accounts at recorded values. This acquisition did not meet the criteria for a significant business combination and, as such, pro forma disclosures are not included herein.

Net Income Per Common Share

Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Potentially dilutive securities are not included in the diluted earnings per share calculations for the three and six months ended June 30, 1999 as their inclusion would be anti-dilutive to the basic loss per share calculations.

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

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 is effective for the Company's 2000 financial statements. The Company adopted SOP 98-9 on January 1, 2000.

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("'SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes a reporting standard for derivative instruments which will require the Company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. During June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133". This statement defers the effective date of SFAS 133 to 2001. The Company plans to adopt SFAS No. 133 for the fiscal year beginning January 1, 2001. The Company believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not impact the Company's financial position or results of operations.

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

                                                    For the Three Months                     For the Six Months
(amounts in thousands)                                 Ended June 30,                          Ended June 30,
                                              ---------------------------------     ------------------------------------
                                                   2000               1999               2000                 1999
                                              --------------     --------------     ---------------      ---------------
Net revenues:
  Software products                                 $ 31,201           $ 24,670            $ 59,634            $  44,755
  Other                                                2,852              1,759               4,762                3,118
                                              --------------     --------------     ---------------      ---------------
      Total net revenues                            $ 34,053           $ 26,429            $ 64,396            $  47,873
                                              ==============     ==============     ===============      ===============

Segment operating loss:
  Software products                                 $  1,033           $ (1,829)           $  1,283            $  (3,775)
  Other                                                 (893)            (2,020)             (2,396)              (8,329)
                                              --------------     --------------     ---------------      ---------------
      Total segment operating loss                  $    140           $ (3,849)           $ (1,113)           $ (12,104)
                                              ==============     ==============     ===============      ===============

Total assets:
  Software products                                                                        $ 43,104            $  37,659
  Other                                                                                     161,765              149,614
                                                                                    ----------------     ---------------
      Total assets                                                                         $204,869            $ 187,273
                                                                                    ================     ===============

The Company's areas of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. Foreign operations' revenue, profit and identifiable assets are shown in the following table.

                                                    For the Three Months                    For the Six Months
(amounts in thousands)                                 Ended June 30,                         Ended June 30,
                                              --------------------------------     -------------------------------------
                                                  2000               1999               2000                  1999
                                              -------------     --------------     ---------------      ----------------
Net revenues:
  U.S.                                             $ 24,455           $ 18,646           $  46,408             $  34,670
  International                                       9,598              7,783              17,988                13,203
                                              -------------     --------------     ---------------      ----------------
      Total net revenues                           $ 34,053           $ 26,429           $  64,396             $  47,873
                                              =============     ==============     ===============      ================

Profit (loss):
  U.S.                                             $    630           $ (2,517)          $   1,733             $  (8,540)
  International                                         539                316                (531)                  271
                                              -------------     --------------     ---------------      ----------------
      Total profit (loss)                          $  1,169           $ (2,201)          $   1,202             $  (8,269)
                                              =============     ==============     ===============      ================

Total assets:
  U.S.                                                                                   $ 181,419             $ 168,926
  International                                                                             23,450                18,347
                                                                                   ---------------      ----------------
      Total assets                                                                       $ 204,869             $ 187,273
                                                                                   ===============      ================

Subsequent Events

On July 26, 2000, AXENT entered into a definitive merger agreement which will result in the Company being acquired by Symantec Corporation ("Symantec"), a provider of broad range content and network security solutions to individuals and enterprises. The agreement has been approved by the Boards of Directors of both companies, and provides that this acquisition will be treated as a stock-for-stock transaction, which was valued at approximately $975 million at the time of the announcement. Under the terms of the agreement, AXENT shareholders will receive

0.50 shares of Symantec common stock for each share of AXENT common stock in a tax-free exchange. Symantec will issue approximately 15.3 million shares of common stock to AXENT shareholders to complete the transaction. Completion of the acquisition is subject to customary conditions, including the approval of the transaction by the shareholders of both companies, the receipt of necessary governmental approvals and the expiration of applicable waiting period under the Hart-Scott-Rodino Act. The transaction will be accounted for using the purchase method of accounting whereby AXENT net assets and operating results will be included in the consolidated financial statements of Symantec from the date of acquisition.

Item 2.
------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a global leader in information security and provides e-security solutions that maximize our customers' business advantage. We deliver integrated products and expert services to assess, protect, enable and manage business processes and information assets. Through our unique Lifecycle Security(TM) methodology, combined with our Smart Security Architecture, solutions are provided that permit customers to select the right level of security for their business needs. Our award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, virtual private network capabilities, Web-access security, single sign-on and user administration for the entire enterprise.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                              Three Months                          Six Months
                                                              Ended June 30,                      Ended June 30,
                                                     -------------------------------        ---------------------------
                                                         2000               1999               2000             1999
                                                     ------------        -----------        ----------       ----------
Net revenues:
 Product licenses                                            64.6%              66.4%             64.9%            68.4%
 Services                                                    35.4               33.6              35.1             31.6
                                                            -----              -----             -----            -----
  Total net revenues                                        100.0              100.0             100.0            100.0

Cost of net revenues                                         16.0               14.1              15.7             14.3
                                                            -----              -----             -----            -----
Gross profit                                                 84.0               85.9              84.3             85.7

Operating expenses:
 Sales and marketing                                         48.5               59.2              49.2             61.2
 Research and development                                    20.6               26.2              21.5             27.6
 General and administrative                                  10.1               10.1              10.7             11.2
 Amortization of acquired intangible assets                   4.4                5.0               4.6              3.0
 Acquisition-related charges                                   --                 --                --              7.8
                                                            -----              -----             -----            -----
  Total operating expenses                                   83.6              100.5              86.0            110.8
                                                            -----              -----             -----            -----

Income (loss) before interest and taxes                       0.4              (14.6)             (1.7)           (25.1)

 Interest income                                              4.1                4.0               4.2              4.4
 Income tax benefit (provision)                              (1.1)               2.3              (0.6)             3.6
                                                            -----              -----             -----            -----
Net income (loss)                                             3.4%              (8.3)%            (1.9)%          (17.1)%
                                                            =====              =====             =====            =====

                 Three Months Ended June 30, 2000 Compared to
                       Three Months Ended June 30, 1999

Net Revenues

Our net revenues increased approximately 28.8%, or $7.62 million from $26.43 million for the three months ended June 30, 1999 to $34.05 million for the three months ended June 30, 2000. Our revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for our products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; our ability to maintain and expand our domestic and international sales and marketing organizations; our ability to develop new and enhanced products; the availability of personnel and our ability to attract and retain key personnel; the mix of distribution channels through which our products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of our actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on our operating results.

Our net revenues from product licenses increased approximately 25.5%, or $4.46 million, from $17.55 million for the three months ended June 30, 1999 to $22.01 million for the three months ended June 30, 2000. For those three-month periods ended June 30, 1999 and 2000, net revenues from product licenses represented 66.4% and 64.6%, respectively, of total net revenues. The increase in product licenses is primarily attributable to increases in the number and size of transactions, multiple product transactions and growth in our strategic product areas (vulnerability assessment, intrusion detection and firewalls).

Our net revenues from services increased approximately 35.5%, or $3.16 million, from $8.88 million for the three months ended June 30, 1999 to $12.04 million for the three months ended June 30, 2000, representing 33.6% and 35.4% of total net revenues for the three months ended June 30, 1999 and 2000, respectively. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts.

Revenues derived from North American and international operations as a percent of total revenues were 72% and 28%, respectively for the three months ended June 30, 2000 as compared to 71% and 29%, respectively for the three months ended June 30, 1999.

Cost of Net Revenues

Our cost of net revenues includes the cost of media, product packaging, documentation and other production costs, product royalties, and the direct and indirect costs of providing technical support, training, and consulting services to our customers. Cost of net revenues increased approximately 46.1%, or $1.72 million, from $3.72 million for the three months ended June 30, 1999 to $5.44 million for the three months ended June 30, 2000, representing 14.1% and 16.0% of net revenues for the three months ended June 30, 1999 and 2000, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by our company. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and the increased percentage of net revenues derived from consulting services, which typically have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due, among other things, to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 5.5%, or $866,000, from $15.66 million for the three months ended June 30, 1999 to $16.53 million for the three months ended June 30, 2000, representing 59.2% and 48.5% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount is due to an increase in staff and marketing programs to support our sales and marketing activities. The decrease in sales and marketing as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the three months ended June 30, 2000. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire necessary staff and expand our sales and marketing activities to promote expansion of our business.

Research and Development

 Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 1.5%, or $106,000, from $6.92 million for the three months ended June 30, 1999 to $7.03 million for the three months ended June 30, 2000, representing 26.2% and 20.6% of total net revenues for the three months ended June 30, 1999 and 2000, respectively. The increase in dollar amount resulted from the addition of staff and the use of outside consultants needed to develop, maintain and enhance our software products. The decrease in research and development as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 29.4%, or $783,000, from $2.67 million for the three months ended June 30, 1999 to $3.45 million for the three months ended June 30, 2000, representing 10.1% of total net revenues for both 1999 and 2000, respectively. The increase in dollar amount is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support our operations and the integration of acquisitions. We currently anticipate that the dollar amount of general and administrative expenses will increase as we continue to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets consists primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $164,000, from $1.31 million for the three months ended June 30, 1999 to $1.47 million for the three months ended June 30, 2000. The increase in dollar amount is primarily due to the amortization of goodwill and intangibles resulting from the amortization of technology purchased from Compaq Computer Corporation in the third quarter of 1999, which is being amortized ratably over three years.

Income (loss) from Continuing Operations before Interest and Taxes

Profit from continuing operations before interest and taxes was $140,000 for the three months ended June 30, 2000 and loss from continuing operations before interest and taxes was $3.85 million for the three months ended June 30, 1999. The profit in the second quarter of 2000 is primarily attributable to the growth in net revenues, while the loss in the second quarter of 1999 was primarily attributable to a decrease in license revenues (compared to the increase in operating expenses).

Interest Income

Interest income increased 32.6%, or $342,000, from $1.05 million for the three months ended June 30, 1999 to $1.39 million for the three months ended June 30, 2000. The increase in interest income is primarily due to the increase in cash and cash equivalents and our investments are yielding a higher return due to an increase in interest rates. It is currently our policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

Income Taxes

We account for income taxes under SFAS 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial statement purposes and their respective tax basis. The Company records a valuation allowance for deferred tax assets when in management's judgment it is more likely than not that all or a portion of the deferred asset will not be realized.

We recorded a tax benefit of $598,000 for the three months ended June 30, 1999 related to our taxable loss from operations and a tax provision of $363,000 for the three months ended June 30, 2000 related to our taxable income from operations.

Net Income (Loss)

 As a result of the above, we recorded a profit of $1.17 million for the three months ended June 30, 2000 compared to a loss of $2.20 million for the three months ended June 30, 1999. This increase is primarily attributable to the growth in net revenues.

                  Six Months Ended June 30, 2000 Compared to
                        Six Months Ended June 30, 1999

Net Revenues

Our net revenues increased approximately 34.5%, or $16.53 million from $47.87 million for the six months ended June 30, 1999 to $64.40 million for the six months ended June 30, 2000. Our revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for our products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; our ability to maintain and expand our domestic and international sales and marketing organizations; our ability to develop new and enhanced products; the availability of personnel and our ability to attract and retain key personnel; the mix of distribution channels through which our products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of our actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on our operating results.

Our net revenues from product licenses increased approximately 27.8%, or $9.10 million, from $32.73 million for the six months ended June 30, 1999 to $41.83 million for the six months ended June 30, 2000. For those six-month periods ended June 30, 1999 and 2000, net revenues from product licenses represented 68.4% and 64.9%, respectively, of total net revenues. The increase in product licenses is primarily attributable to the increase in the number and size of transactions, multiple product transactions and growth in our strategic product areas (vulnerability assessment, intrusion detection and firewalls).

Our net revenues from services increased approximately 49.1%, or $7.43 million, from $15.14 million for the six months ended June 30, 1999 to $22.57 million for the six months ended June 30, 2000, representing 31.6% and 35.1% of total net revenues for the six months ended June 30, 1999 and 2000, respectively. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts.

Revenues derived from North American and international operations as a percent of total revenues were 72% and 28%, respectively for the six months ended June 30, 2000 and 1999.

Cost of Net Revenues

Cost of net revenues increased approximately 46.9%, or $3.22 million, from $6.86 million for the six months ended June 30, 1999 to $10.08 million for the six months ended June 30, 2000, representing 14.3% and 15.7% of net revenues for the six months ended June 30, 1999 and 2000, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support and consulting services operations necessary to support a larger installed customer base as well as additional products offered by our company. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and the increased percentage of net revenues derived from consulting services, which typically have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due, among other things, to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses increased 8.4%, or $2.47 million, from $29.32 million for the six months ended June 30, 1999 to $31.79 million for the six months ended June 30, 2000, representing 61.2% and 49.2% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount is due to an increase in staff and marketing programs to support our sales and marketing activities. The decrease in sales and marketing as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the first six months of 2000. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire necessary staff and expand our sales and marketing activities to promote expansion of our business.

Research and Development

Research and development expenses increased 4.6%, or $608,000, from $13.22 million for the six months ended June 30, 1999 to $13.82 million for the six months ended June 30, 2000, representing 27.6% and 21.5% of total net revenues for the six months ended June 30, 1999 and 2000, respectively. The increase in dollar amount resulted from the addition of staff, the addition of costs associated with the acquired operations of Internet Tools and PassGo, and use of outside consultants needed to develop, maintain and enhance our software products. The decrease in research and development as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the first six months of 2000. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses increased 27.8%, or $1.49 million, from $5.37 million for the six months ended June 30, 1999 to $6.86 million for the six months ended June 30, 2000, representing 11.2% and 10.7% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support our operations. The decrease in the percentage of net revenues is primarily due to a greater increase in the growth of total net revenues in the first six months of 2000. We currently anticipate that the dollar amount of general and administrative expenses will increase as we continue to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets expenses increased $1.49 million, from $1.46 million for the six months ended June 30, 1999 to $2.95 million for the six months ended June 30, 2000. The increase in dollar amount is primarily due to the amortization of goodwill and intangibles resulting from the acquisition of PassGo as well as the amortization of technology purchased from Compaq Computer Corporation in the third quarter of 1999, which are being amortized ratably over six to seven years.

Acquisition-Related Charges

For the six months ended June 30, 1999, we incurred charges of approximately $1.75 million for severance, investment banking, legal and accounting fees, and other costs related to the merger with Internet Tools, and approximately $2.0 million of in-process research and development expense in connection with the acquisition of PassGo.

Loss from Continuing Operations before Interest and Taxes

Loss from continuing operations before interest and taxes was $1.11 million and $12.10 million for the six months ended June 30, 2000 and 1999, respectively. The loss in the six months ended June 30, 2000 is primarily attributable to amortization charges of $2.95 million offset by the growth in net revenues, while the loss in the six months ended June 30, 1999 was primarily attributable to a decrease in license revenues (compared to the increase in operating expenses), amortization charges of $1.46 million and acquisition-related charges of $3.75 million.

Interest Income

Interest income increased 28.5%, or $603,000, from $2.12 million for the six months ended June 30, 1999 to $2.72 million for the six months ended June 30, 2000. The increase in interest income is primarily due to the increase in cash and cash equivalents and our investments are yielding a higher return due to an increase in interest rates. It is currently our policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

Income Taxes

We account for income taxes under SFAS 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial statement purposes and their respective tax basis. The Company records a valuation allowance for deferred tax assets when in management's judgment it is more likely than not that all or a portion of the deferred asset will not be realized.

We recorded a tax benefit of $1.72 million for the six months ended June 30, 1999 related to our taxable loss from operations and a tax provision of $406,000 for the six months ended June 30, 2000 related to our taxable income from operations.

Net Income (Loss)

 As a result of the above, we recorded a profit of $1.20 million for the six months ended June 30, 2000 compared to a loss of $8.27 million for the six months ended June 30, 1999. This increase is primarily attributable to the growth in net revenues.

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

We believe that the current version of each of our products is Year 2000 compliant, assuming no error after 1999 in the operating system or other management software products operating on the same computer system as our product. Information on the Year 2000 compliance of our products is available on our Web site.

We believe we have tested our equipment and systems, and remediated or replaced equipment or systems that may not have been Year 2000 compliant. To date, we have not experienced any significant problems due to non-Year 2000 ready equipment or software.

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

We have made representations and warranties, both in contracts and in written communications, to certain of our customers regarding the Year 2000 readiness of our products such warranties are generally contingent. With respect to any contractual representation we made regarding Year 2000 readiness that was not accurate, we will seek to upgrade the affected customer to our current Year 2000 compliant version of the product being used by the customer. If we have made a materially inaccurate statement regarding the Year 2000 readiness of our products and the customer chooses not to upgrade to a Year 2000 compliant version of the product, we may face the risk of one or more lawsuits from customers alleging breach of representation upon Year 2000 compliance of operating systems and programming liabilities and customers' use of the most current version of the product as provided under maintenance and support subscriptions.

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

Financial Condition-Liquidity and Capital Resources
---------------------------------------------------

Our overall cash and cash equivalents were $56.75 million at June 30, 2000, a decrease of approximately $4.78 million from $61.53 million at December 31, 1999. Marketable securities increased $17.23 to $64.56 million at June 30, 2000 from $47.33 million at December 31, 1999. During the six month periods ended June 30, 2000 and 1999, respectively, we financed our operations primarily through cash reserves and available working capital. Our operating activities provided cash of $6.68 million for the six month period ended June 30, 2000 and used cash of $2.02 million for the six month period ended June 30, 1999, respectively. Net cash provided by operating activities in the six months ended June 30, 2000, consisted primarily of net income, net of depreciation and amortization of intangible assets.

We made capital expenditures of approximately $3.73 million and $3.14 million for the six month periods ended June 30, 2000 and 1999, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. We had no material firm commitments for capital expenditures at June 30, 2000.

During the six month period ended June 30, 2000, our financial position was also affected by the following: 1) we received proceeds of $10.26 million from the issuance of common stock for stock option exercises and employee stock purchase plan; 2) we purchased $187.32 million of marketable securities; 3) we received $171.07 million from the maturity of marketable securities; 4) we paid off $827,000 of mortgage debt; 5) we paid $506,000 for the PassGo acquisition-related expenses and 6) we had cash outlays of approximately $184,000 for transaction costs associated with the acquisition of ITI.

We believe that our working capital at June 30, 2000 and cash generated from operations will be sufficient to meet our capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

Certain Factors Affecting Future Performance
--------------------------------------------

Factors Affecting Our Business and Prospects

Although we have experienced significant growth in revenues from our software products and consulting services, we do not believe current or prior growth rates are necessarily indicative of future operating results. In addition, we expect increased competition and intend to invest significantly in development of products and services methodologies. As a result, there can be no assurance that we will be profitable on a quarterly or annual basis. Due to our relatively limited operating history with respect to many of our software products and consulting services, predictions as to future operating results are difficult. Future operating results may fluctuate due to factors such as: demand for our products and consulting services; the volume, size and timing of customer orders; the number of competitors and the breadth and functionality of their product offerings and services; the introduction by us or our competitors of new products, product enhancements and services offerings; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and consulting services; the availability of services personnel to demonstrate, install, configure and implement products and perform vulnerability assessments and managed services offerings; changes in the level of operating expenses; competitive conditions in the industry; and changes in technologies affecting computing, networking, communications, systems and applications management and data security. Our future operating results also may be affected if we fail to recognize the anticipated benefits of any future or potential mergers on the timetable we project; those benefits include, among others, integration of product and services offerings and coordination of their sales, marketing and research, development and services teams without disruption or unanticipated expense. Our future results of operations may also be adversely affected if the anticipated integration of operations of merged companies produces unexpected expenses, delays, inefficiencies, loss of key personnel, loss of resellers or distributors or loss of consultants or if it leads to adverse effects on customer purchasing decisions.

The market for our software products is highly competitive, and one could reasonably expect increasing pricing pressures from current competitors and new market entrants. As a result of increasing consolidation in the information security industry, we expect that the market will become subject to increased competition, which may negatively impact existing collaborative, marketing, reselling, distribution or marketing agreements or relationships and thereby materially adversely affect our financial condition and results of operations. Any material reduction in the price of our software products and services offerings would negatively affect gross margins and could have a material adverse effect on our financial condition and results of operations.

The licensing of many of our software products generally involve significant testing by, and education of, prospective customers as well as a commitment of resources by both parties. For these and other reasons, the sales cycle associated with the enterprise-wide licensing of our security software products is typically long and subject to a number of significant risks over which we have little or no control and, as a result, may expend significant resources pursuing potential sales that will not be consummated.

Factors Affecting International Operations

We anticipate that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, providing consulting services and customer support across time zones and in different languages, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in our financial condition and results of operations. Based upon our overall currency rate exposure at June 30, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although our results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted. To date, our foreign currency gains and losses have been immaterial.

Factors Affecting Marketable Securities

The fair value of our investments in marketable securities at June 30, 2000 was $64.56 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Item 3.
------

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance" above.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.
------     -----------------

As reported previously in our Form 10-Q for the first quarter of 1999 and in our Form 10-K for 1999, a venture capital entity and a small former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors in May 1999. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. AXENT believes the claims are without merit and intends to vigorously defend the action.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

At the 2000 annual meeting of our stockholders on June 6, 2000, stockholders of record at the close of business on April 26, 2000 re-elected John C. Becker and John F. Burton as directors to serve until the annual meeting of stockholders in 2003. There were 24,046,909 shares voted at the meeting; for Mr. Becker 23,164,582 shares (96.33% of the shares voted) were voted for re-election and 882,327 shares were voted against; for Mr. Burton, 23,437,498 shares (97.47% of the shares voted) were voted for election and 609,411 shares were voted against; there were no abstentions or broker non-votes with respect to either candidate. Messrs. Becker and Burton join Gabriel A. Battista, Timothy A. Davenport, Richard A. Lefebvre and Kevin A. McNerney, whose terms as directors of AXENT continued after the 2000 annual meeting.

At that meeting, our stockholders also approved an amendment to our 1999 Incentive Stock Plan (the "Option Plan") and the reservation of an additional 1,400,000 shares of AXENT common stock for issuance thereunder. Of the 24,046,909 shares voted at the meeting, 18,803,685 shares voted to approve the amendment to the Option Plan, 5,142,370 shares voted against approval, and 100,854 shares abstained; there were no "broker non-votes" on that matter. The amendment to the Option Plan was approved by 78.20% of the shares voting at the meeting and 65.31% of the shares outstanding on the record date of the meeting.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

(a) The following exhibits are filed or incorporated by reference, as stated below:

    Exhibit
    Number                               Description
-------------  ----------------------------------------------------------------
 3.1(1)        Amended and Restated Certificate of Incorporation of AXENT.
 3.2(2)        Amended and Restated Bylaws of AXENT.
 4.1(1)        Specimen stock certificate for shares of Common Stock of AXENT.
10.1(1)        AXENT's 1991 Amended and Restated Stock Option Plan.
10.2(3)        AXENT's 1996 Amended and Restated Stock Option Plan.
10.3(3)        AXENT's 1996 Amended and Restated Directors' Stock Option Plan.
10.9(1)        Form of Indemnification Agreement between AXENT and its
               directors and executive officers.
10.11(1)       Lease Agreement dated as of September 6, 1995, by and between
               Research Grove Associates and AXENT.
10.11A(6)      Second Amendment dated September 18, 1998 to Lease Agreement by and between Research Grove Associates and AXENT.
10.12(1)       Lease of Real Property dated as of March 7, 1995, by and
               between TNK Associates and AXENT.
10.17(4)       Memorandum of Understanding regarding certain compensation and severance matters relating to Richard A. Lefebvre, dated July 22,
               1997.
10.17A(8)      First Amendment to Memorandum of Understanding relating to
               Richard Lefebvre.
10.29(3)       Amended Agreement and Plan of Merger among AXENT, Axquisition,
               Inc., and AssureNet Pathways, Inc, dated as of January 6, 1997 and amended February 26, 1997.
10.30(5)       AXENT's 1998 Employee Stock Purchase Plan.
10.31(5)       AXENT's 1998 Incentive Stock Plan.
10.32(5)       AXENT's Exchange Option Plan for Optionees of Raptor Systems,
               Inc.
10.33(5)       Agreement and Plan of Merger among AXENT, Axquisition Two, Inc.
               and Raptor Systems, Inc. dated as of December 1, 1997.
10.34(6)       AXENT's Executive Severance General Guidelines.
10.35(6)       Lease Agreement dated as of April 23, 1998 by and between
               Pracvest and AXENT.
10.36(6)       Lease Agreement dated as of May 6, 1997 by and between CC&F
               Second Avenue Trust and Raptor Systems, Inc.
10.36A(6)      First Amendment to Lease dated as of December 15, 1997 by and between CC&F Second Avenue Trust and Raptor Systems, Inc.
10.37(7)       Share Exchange Agreement dated as of March 29, 1999 by and during AXENT and the holders of all of the shares of capital stock, share capital and warranty of CKS Limited.
10.38(8)       Software Product Purchase and License Agreement dated as of March
               31, 1999 by and between AXENT and Raxco Software, Inc.
10.39(9)       AXENT's 1999 Incentive Stock Plan.
10.40(10)      AXENT's 1999 PassGo Technologies Exchange Option Plan.
10.41(11)      Amendment to AXENT's 1999 Incentive Stock Plan.
10.42(12)      AXENT's Internet Tools 1997 Equity Incentive Plan.
10.43(13)      AssureNet Pathways, Inc. Restated 1982 Stock Option Plan
               Assumed by AXENT.
10.44(14)      Agreement and Plan of Merger by and among Symantec Corporation,
               Apache Acquisition Corp. and AXENT, dated as of July 26, 2000.
27.1*          Financial Data Schedule

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

(11) Previously filed as an appendix to AXENT's definitive proxy statement dated May 3, 2000 and incorporated herein by reference.

(12) Previously filed as an exhibit to AXENT's Registration Statement on Form S-8 (File No. 333-73029) and incorporated herein by reference.

(13) Previously filed as an exhibit to AXENT's Registration Statement on Form S-8 (File No. 333-40427) and incorporated herein by reference.

(14) Previously filed as an exhibit to AXENT's Current Report on Form 8-K filed with the Commission on August 3, 2000.

*        Filed herewith.

(b) AXENT filed no reports on Form 8-K during the three month period ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AXENT TECHNOLOGIES, INC.


Date: August 11, 2000                    By:________________________
                                         Phillip A. Salopek, Jr.
                                         Vice President of Finance and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)