Form 10-Q
period 2000-09-30
AXENT TECHNOLOGIES INC
filed 2000-11-14
CIK 1007997

     ---------------------------------------------------------------------

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

For the quarterly period ended September 30, 2000

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

                               ________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X       No______
                                             -------


As of November 10, 2000, there were 29,042,894 shares outstanding of the Registrant's Common Stock, par value $.02 per share.


     ---------------------------------------------------------------------

                           AXENT TECHNOLOGIES, INC.
                           ------------------------

                                     INDEX
                                     -----

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                3

          Condensed Consolidated Balance Sheets as of                                         4
          September 30, 2000 (unaudited) and December 31, 1999

          Unaudited Condensed Consolidated Statements of Operations                           5
          for the three and nine months ended September 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows                           6
          for the nine months ended September 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Comprehensive                        7
          Income (Loss) for the three and nine months ended September 30, 2000 and 1999

          Notes to Unaudited Condensed Consolidated Financial Statements                      8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                      11

Item 3.   Qualitative and Quantitative Disclosures About Market Risk                         19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                                   20

SIGNATURES                                                                                   22

PART I.   FINANCIAL INFORMATION


Item 1.
-------

                             FINANCIAL STATEMENTS

The financial statements set forth below at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.

These financial statements should be read in conjunction with the latest audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on April 4, 2000.

                           AXENT TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)



                                                                              September 30,
                                                                                  2000                December 31,
                                                                               (unaudited)               1999
                                                                          -------------------     ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                         $ 48,041               $ 61,534
   Marketable securities                                                               77,067                 47,331
   Accounts receivable, net                                                            31,616                 35,954
   Other current assets                                                                 4,417                  3,696
                                                                          -------------------     ------------------
      Total current assets                                                            161,141                148,515

Property and equipment, net                                                            13,816                 12,427
Goodwill and other intangible assets                                                   24,836                 29,554
Other assets                                                                            8,459                  8,384
                                                                          -------------------     ------------------
      Total assets                                                                   $208,252               $198,880
                                                                          ===================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                          $ 18,653               $ 23,266
   Deferred revenue                                                                    19,385                 17,935
                                                                          -------------------     ------------------
      Total current liabilities                                                        38,038                 41,201

Long term debt, net of current maturities                                                 --                     620
                                                                          -------------------     ------------------
      Total liabilities                                                                38,038                 41,821
                                                                          -------------------     ------------------



Stockholders' equity:
    Preferred stock, $0.02 par value (5,000,000 shares authorized,                         --                     --
      none issued).
    Common stock, $0.02 par value (50,000,000 shares authorized,
      28,997,316 and 28,047,696 issued and outstanding for the
      nine months ended September 30, 2000 and year ended
      December 31, 1999, respectively).                                                   580                    561
    Additional paid-in capital                                                        203,384                191,272
    Comprehensive income and other                                                     (1,432)                  (623)
    Accumulated deficit                                                               (32,318)               (34,151)
                                                                          -------------------     ------------------
      Total stockholders' equity                                                      170,214                157,059
                                                                          -------------------     ------------------
      Total liabilities and stockholders' equity                                     $208,252               $198,880
                                                                          ===================     ==================


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)


                                                              For the Three Months             For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                          ----------------------------      --------------------------
                                                             2000             1999             2000            1999
                                                          -----------      -----------      ----------      ----------
Net revenues:
   Product licenses                                           $21,684          $19,129         $63,509         $51,860
   Services                                                    12,401            9,343          34,972          24,485
                                                          -----------      -----------      ----------      ----------
      Total net revenues                                       34,085           28,472          98,481          76,345

Cost of net revenues                                            5,774            4,173          15,858          11,037
                                                          -----------      -----------      ----------      ----------

Gross profit                                                   28,311           24,299          82,623          65,308

Operating expenses:
   Sales and marketing                                         17,361           15,115          49,149          44,430
   Research and development                                     6,872            6,647          20,696          19,863
   General and administrative                                   3,627            2,762          10,488           8,131
   Amortization of acquired intangible assets                   1,468            1,301           4,420           2,761
   Acquisition-related charges                                     --               --              --           3,753
                                                          -----------      -----------      ----------      ----------
       Total operating expenses                                29,328           25,825          84,753          78,938
                                                          -----------      -----------      ----------      ----------

Loss before interest and taxes                                 (1,017)          (1,526)         (2,130)        (13,630)

   Interest income                                              2,018            1,264           4,739           3,382
   Income tax (provision) benefit                                (370)            (329)           (776)          1,388
                                                          -----------      -----------      ----------      ----------

Net income (loss)                                             $   631          $  (591)        $ 1,833         $(8,860)
                                                          ===========      ===========      ==========      ==========

Net income (loss) per common share (basic)                    $  0.02          $ (0.02)        $  0.06         $ (0.32)
                                                          ===========      ===========      ==========      ==========
Number of shares used in computing net income (loss)
 per common share outstanding (basic)                          28,942           27,926          28,735          27,409
                                                          ===========      ===========      ==========      ==========


Net income (loss) per common share (diluted)                  $  0.02          $ (0.02)        $  0.06         $ (0.32)
                                                          ===========      ===========      ==========      ==========
Number of shares used in computing net income (loss)
 per common share outstanding (diluted)                        29,959           27,926          29,800          27,409
                                                          ===========      ===========      ==========      ==========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                       -------------------------------
                                                                                           2000               1999
                                                                                       -------------      ------------
Cash flow from operating activities:
  Net income (loss)                                                                        $   1,833          $ (8,860)
  Non-cash items:
    Depreciation and amortization                                                              8,683             5,967
    Deferred income taxes                                                                         --            (1,571)
    Write-off of in process research and development                                              --             2,000
  Change in assets and liabilities                                                              (836)            4,426
                                                                                       -------------      ------------

      Net cash provided by operating activities                                                9,680             1,962
                                                                                       -------------      ------------

Cash flow from investing activities:
  Capital expenditures                                                                        (5,348)           (4,676)
  Purchases of marketable securities                                                        (288,881)          (66,822)
  Maturity of marketable securities                                                          260,870            43,609
  Payments for business acquisitions, net of cash acquired                                      (516)           (3,915)
                                                                                       -------------      ------------

      Net cash used for investing activities                                                 (33,875)          (31,804)
                                                                                       -------------      ------------

Cash flow from financing activities:
 Proceeds from issuance of common stock                                                       12,131             2,933
 Principal payments on note payable                                                             (620)             (103)
                                                                                       -------------      ------------

      Net cash provided by financing activities                                               11,511             2,830
                                                                                       -------------      ------------


Effect of exchange rate changes on cash                                                         (809)             (532)
                                                                                       -------------      ------------

Net decrease in cash and cash equivalents                                                    (13,493)          (27,544)
Cash and cash equivalents, beginning of period                                                61,534            80,035
                                                                                       -------------      ------------
Cash and cash equivalents, end of period                                                   $  48,041          $ 52,491
                                                                                       =============      ============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (amounts in thousands)

                                                                  For the Three Months                   For the Nine Months
                                                                  Ended September 30,                    Ended September 30,
                                                         -----------------------------------   ------------------------------------
                                                             2000                 1999              2000                 1999
                                                         --------------      ---------------   ---------------      ---------------
   Net income (loss)                                      $         631      $          (591)  $         1,833      $        (8,860)
      Currency translation effects                                 (185)                (219)             (809)                (532)
                                                         --------------      ---------------   ---------------      ---------------
   Comprehensive income (loss)                            $         446      $          (810)  $         1,024      $        (9,392)
                                                         ==============      ===============   ===============      ===============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           AXENT TECHNOLOGIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

Basis of Presentation

AXENT Technologies, Inc. in conjunction with its wholly owned subsidiaries (collectively, the "Company" or "AXENT") is a global leader in information security and provides e-security solutions that maximize our customers' business advantage. AXENT delivers integrated products and expert services to assess, protect, enable and manage business processes and information assets. Through our unique Lifecycle Security methodology, combined with Smart Security Architecture, we deliver the "right" level of security for customers. Our award-winning solutions offer assessment and policy compliance, firewall, intrusion detection, authentication, VPN, Web-access, single sign-on and user administration for the entire enterprise.

The accompanying unaudited condensed consolidated financial statements reflect all the adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine month periods ended September 30, 2000 may not necessarily be indicative of the results for the entire year or any future period. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements as of the same date but does not include all disclosures required by accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the Company's annual audited financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 4, 2000.

Business Combinations

On July 26, 2000, AXENT entered into a definitive merger agreement which would result in the Company being acquired by Symantec Corporation ("Symantec"), a provider of broad range content and network security solutions to individuals and enterprises. The agreement has been approved by the Boards of Directors of both companies, and provides that this acquisition will be treated as a stock-for-stock transaction, which was valued at approximately $975 million when the merger agreement was executed. Under the terms of the agreement, AXENT shareholders would receive 0.50 shares of Symantec common stock for each share of AXENT common stock in a tax-free exchange. Symantec would issue approximately 15.3 million shares of common stock to AXENT shareholders to complete the transaction. The thirty-day waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act regarding the transaction expired on September 3, 2000. In addition, on October 27, 2000, AXENT and Symantec received written notice from the SEC that the SEC would not review the preliminary joint proxy statement/prospectus relating to the transaction. Completion of the transaction, which is expected by the end of calendar year 2000, still requires satisfaction of certain conditions, including obtaining stockholder approvals of both companies. The transaction will be accounted for using the purchase method of accounting whereby AXENT net assets and operating results will be included in the consolidated financial statements of Symantec from the date of acquisition.

On March 31, 1999, the Company completed the acquisition of United Kingdom-based CKS Limited, the parent of PassGo Technologies Limited, a worldwide leader in centralized user access and control, single sign-on and password synchronization products. In conjunction with the acquisition, the Company issued 1,486,146 shares of common AXENT common stock to holders of shares and warrants of CKS Limited and agreed to exchange stock options to purchase 64,157 AXENT shares for all outstanding CKS Limited stock options. The transaction was accounted for using the purchase method of accounting and accordingly, the net assets and operating results of PassGo have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price, including transaction costs of $6.0 million, was approximately $30.96 million. The allocation of the purchase price was based on the results of an independent third party valuation and allocated to assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The purchase price allocation resulted in goodwill and other intangibles of approximately $27.8 million, which is being amortized, on a straight-line basis over their useful lives, of between three and seven years. During 1999, the Company recorded a charge for acquired in-process research and development of approximately $2.0 million related to PassGo. The charge reflects technology acquired for which technological feasibility had not been reached and for which there is no alternative future use.

On January 12, 1999, the Company completed its merger with Internet Tools, Inc. ("ITI") in which it acquired 100% of the outstanding stock of ITI for 703,194 shares of AXENT common stock and assumed stock options covering a total of 46,806 shares of AXENT common stock. The Company incurred approximately $1.75 million in acquisition-related transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting. Accordingly, the assets, liabilities, and stockholders' equity of ITI were combined with the Company's respective accounts at recorded values. This acquisition did not meet the criteria for a significant business combination and, as such, pro forma disclosures are not included herein.

Net Income Per Common Share

Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Potentially dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Potentially dilutive securities are not included in the diluted earnings per share calculations for the three and nine months ended September 30, 1999 as their inclusion would be anti-dilutive to the basic loss per share calculations.

Recent Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. SAB 101 explains how the SEC staff believes existing rules should be applied or analogized to for transactions not addressed by existing rules. In accordance with the revised requirements, the Company will account for the change in accounting principles as a cumulative effect adjustment in the fourth quarter of 2000 and believes that the adjustment will not be material.

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

                                                    For the Three Months                             For the Nine Months
(amounts in thousands)                              Ended September 30,                              Ended September 30,
                                        -----------------------------------------      --------------------------------------------
                                              2000                    1999                    2000                     1999
                                        ------------------      -----------------      -------------------      -------------------
Net revenues:
  Software products                     $           31,444      $          26,334      $            91,077      $            71,089
  Other                                              2,641                  2,138                    7,404                    5,256
                                        ------------------      -----------------      -------------------      -------------------
      Total net revenues                $           34,085      $          28,472      $            98,481      $            76,345
                                        ==================      =================      ===================      ===================

Segment operating loss:
  Software products                     $              520      $            (749)     $             1,798      $            (8,451)
  Other                                             (1,537)                  (777)                  (3,928)                  (5,179)
                                        ------------------      -----------------      -------------------      -------------------
      Total segment operating loss      $           (1,017)     $          (1,526)     $            (2,130)     $           (13,630)
                                        ==================      =================      ===================      ===================

Total assets:
  Software products                                                                    $            45,241      $            43,503
  Other                                                                                            163,011                  147,712
                                                                                       -------------------      -------------------
      Total assets                                                                     $           208,252      $           191,215
                                                                                       ===================      ===================

The Company's areas of operations are principally in the United States. Operations outside of the United States are worldwide but primarily in the United Kingdom, Europe and Asia. Foreign operations' revenue, profit and identifiable assets are shown in the following table.

                                                   For the Three Months                             For the Nine Months
(amounts in thousands)                              Ended September 30,                             Ended September 30,
                                        ----------------------------------------      --------------------------------------------
                                             2000                   1999                     2000                     1999
                                        -----------------      -----------------      -------------------     --------------------
Net revenues:
  U.S.                                  $          23,103      $          18,777      $            69,509     $             53,448
  International                                    10,982                  9,695                   28,972                   22,897
                                        -----------------      -----------------      -------------------     --------------------
      Total net revenues                $          34,085      $          28,472      $            98,481     $             76,345
                                        =================      =================      ===================     ====================

Profit (loss):
  U.S.                                  $            (484)     $          (1,937)     $             1,246     $            (10,428)
  International                                     1,115                  1,346                      587                    1,568
                                        -----------------      -----------------      -------------------     --------------------
      Total profit (loss)               $             631      $            (591)     $             1,833     $             (8,860)
                                        =================      =================      ===================     ====================

Total assets:
  U.S.                                                                                $           184,712     $            170,420
  International                                                                                    23,540                   20,795
                                                                                      -------------------     --------------------
      Total assets                                                                    $           208,252     $            191,215
                                                                                      ===================     ====================

Item 2.
-------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of this report contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which involve risk and uncertainties. These forward-looking statements are identified by the use of the words "believes", "expects", "anticipates", "will", "would" or similar expressions that contemplate future events. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those identified below in "Certain Factors Affecting Future Performance" and in AXENT's Form 10-K for the year ended December 31, 1999 filed with the SEC on April 4, 2000 under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors Affecting Future Performance" and "Business--Certain Factors That May Affect Future Results." The Company assumes no obligation to update or correct forward-looking statements due to events or changes after the date of this report.

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

Results of Operations

The following table sets forth certain unaudited condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                              Three Months                                Nine Months
                                                          Ended September 30,                         Ended September 30,
                                                -------------------------------------        ----------------------------------
                                                           2000                  1999                 2000                 1999
                                                ---------------        --------------        -------------        -------------
Net revenues:
 Product licenses                                          63.6%                 67.2%                64.5%                67.9%
 Services                                                  36.4                  32.8                 35.5                 32.1
                                                ---------------        --------------        -------------        -------------
  Total net revenues                                      100.0                 100.0                100.0                100.0

Cost of net revenues                                       16.9                  14.7                 16.1                 14.5
                                                ---------------        --------------        -------------        -------------

Gross profit                                               83.1                  85.3                 83.9                 85.5

Operating expenses:
 Sales and marketing                                       50.9                  53.1                 49.9                 58.2
 Research and development                                  20.2                  23.3                 21.0                 26.0
 General and administrative                                10.6                   9.7                 10.6                 10.6
 Amortization of acquired intangible assets                 4.3                   4.5                  4.5                  3.6
 Acquisition-related charges                                 __                    __                   __                  4.9
                                                ---------------        --------------        -------------        -------------
  Total operating expenses                                 86.0                  90.6                 86.0                103.3
                                                ---------------        --------------        -------------        -------------

Loss before interest and taxes                             (2.9)                 (5.3)                (2.1)               (17.8)

 Interest income                                            5.9                   4.4                  4.8                  4.4
 Income tax benefit (provision)                            (1.1)                 (1.2)                (0.8)                 1.8
                                                ---------------        --------------        -------------        -------------

Net income (loss)                                           1.9%                 (2.1)%                1.9%               (11.6)%
                                                ===============        ==============        =============        =============

               Three Months Ended September 30, 2000 Compared to
                     Three Months Ended September 30, 1999

Net Revenues

Our net revenues increased approximately 19.7%, or $5.61 million from $28.47 million for the three months ended September 30, 1999 to $34.08 million for the three months ended September 30, 2000. Our revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for our products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; our ability to maintain and expand our domestic and international sales and marketing organizations; our ability to develop new and enhanced products; the availability of personnel and our ability to attract and retain key personnel; the mix of distribution channels through which our products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of our actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on our operating results.

Our net revenues from product licenses increased approximately 13.4%, or $2.55 million, from $19.13 million for the three months ended September 30, 1999 to $21.68 million for the three months ended September 30, 2000. For those three-month periods ended September 30, 1999 and 2000, net revenues from product licenses represented 67.2% and 63.6%, respectively, of total net revenues. The increase in product licenses is primarily attributable to increases in the number and size of transactions, multiple product transactions and growth in our strategic product areas (vulnerability assessment, intrusion detection and firewalls). The decrease in net revenues from product licenses as a percent of total net revenues is primarily due to an increase in services net revenues.

Our net revenues from services increased approximately 32.7%, or $3.06 million, from $9.34 million for the three months ended September 30, 1999 to $12.40 million for the three months ended September 30, 2000, representing 32.8% and 36.4% of total net revenues for the three months ended September 30, 1999 and 2000, respectively. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts.

Revenues derived from North American and international operations as a percent of total revenues were 67.8% and 32.2%, respectively for the three months ended September 30, 2000 as compared to 65.9% and 34.1%, respectively for the three months ended September 30, 1999.

Cost of Net Revenues

Our cost of net revenues includes the cost of media, product packaging, documentation and other production costs, product royalties, and the direct and indirect costs of providing technical support, training, and consulting services to our customers. Cost of net revenues increased approximately 38.4%, or $1.60 million, from $4.17 million for the three months ended September 30, 1999 to $5.77 million for the three months ended September 30, 2000, representing 14.7% and 16.9% of net revenues for the three months ended September 30, 1999 and 2000, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support operations necessary to support a larger installed customer base as well as additional products offered by our company in addition to the continued expansion of our consulting services operations. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and the increased percentage of net revenues derived from consulting services, which typically have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due, among other things, to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including commissions, salaries, benefits and bonuses, travel, telephone, costs of advertising, public relations seminars and trade shows. Sales and marketing expenses increased 14.9%, or $2.25 million, from $15.11 million for the three months ended September 30, 1999 to $17.36 million for the three months ended September 30, 2000, representing 53.1% and 50.9% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount is due to an increase in staff and marketing programs to support our sales and marketing activities.
The decrease in sales and marketing as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the three months ended September 30, 2000. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire necessary staff and expand our sales and marketing activities to promote expansion of our business.

Research and Development

Research and development expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and other personnel-related expenses of the employees engaged in ongoing research and development projects and third party development contracts. Costs related to research and development of products are expensed as incurred. Research and development expenses increased 3.4%, or $225,000, from $6.65 million for the three months ended September 30, 1999 to $6.87 million for the three months ended September 30, 2000, representing 23.3% and 20.2% of total net revenues for the three months ended September 30, 1999 and 2000, respectively. The increase in dollar amount resulted from the addition of staff and the use of outside consultants needed to develop, maintain and enhance our software products. The decrease in research and development as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and bonuses, travel and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses increased 31.3%, or $865,000, from $2.76 million for the three months ended September 30, 1999 to $3.63 million for the three months ended September 30, 2000, representing 9.7% and 10.6% of total net revenues for the three months ended September 30, 1999 and 2000, respectively. The increase in dollar amount is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to
support our operations.    We currently anticipate that the dollar amount of
general and administrative expenses will increase as we continue to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets consists primarily of the amortization of purchased goodwill and other purchased intangible assets. Amortization of intangible assets expenses increased $167,000, from $1.30 million for the three months ended September 30, 1999 to $1.47 million for the three months ended September 30, 2000. The increase in dollar amount is primarily due to the amortization of goodwill and intangibles resulting from the amortization of technology purchased from Compaq Computer Corporation in the third quarter of 1999, which is being amortized ratably over three years.

Loss from Continuing Operations before Interest and Taxes

Loss from continuing operations before interest and taxes was $1.53 million and $1.02 million for the three months ended September 30, 1999 and 2000, respectively. The smaller loss in the third quarter of 2000 as compared to 1999 is primarily attributable to total revenues growing in excess of the increase in operating expenses.

Interest Income

Interest income increased 59.7%, or $754,000, from $1.26 million for the three months ended September 30, 1999 to $2.02 million for the three months ended September 30, 2000. The increase in interest income is primarily due to the increase in cash and cash equivalents resulting in an increase of invested funds, plus the general rise in interest rates. Currently it is our policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

We recorded a tax provision of $329,000 and $370,000 for the three months ended September 30, 1999 and 2000. This provision is for foreign taxes on our profitable foreign operations.

Net Income (Loss)

As a result of the above, we recorded a profit of $631,000 for the three months ended September 30, 2000 compared to a loss of $591,000 for the three months ended September 30, 1999. This increase is primarily attributable to the growth of total revenues and the increase in our interest income.

               Nine Months Ended September 30, 2000 Compared to
                     Nine Months Ended September 30, 1999

Net Revenues

Our net revenues increased approximately 29.0%, or $22.14 million from $76.35 million for the nine months ended September 30, 1999 to $98.48 million for the nine months ended September 30, 2000. Our revenues are subject to a number of risks and uncertainties, including but not limited to, the level of demand for our products; the volume and timing of customer orders, many of which come at the end of a quarter; product and price competition; our ability to maintain and expand our domestic and international sales and marketing organizations; our ability to develop new and enhanced products; the availability of personnel and our ability to attract and retain key personnel; the mix of distribution channels through which our products are sold; the extent to which unauthorized access and use of online information is perceived as a threat to information security; customer budgets and priorities; seasonal trends in customer purchasing; foreign currency exchange rates; general economic factors; and risks associated with the rapid change in technology. In addition, the value of individual transactions as a percentage of our actual or anticipated quarterly revenues can be substantial and the failure to close such transactions may have a material adverse impact on our operating results.

Our net revenues from product licenses increased approximately 22.5%, or $11.65 million, from $51.86 million for the nine months ended September 30, 1999 to $63.51 million for the nine months ended September 30, 2000. For those nine-month periods ended September 30, 1999 and 2000, net revenues from product licenses represented 67.9% and 64.5%, respectively, of total net revenues. The increase in product licenses is primarily attributable to the increase in the number and size of transactions, multiple product transactions and growth in our strategic product areas (vulnerability assessment, intrusion detection and
firewalls).   The decrease in net revenues from product licenses as a percentage of total net revenues is primarily due to an increase in services net revenues.

Our net revenues from services increased approximately 42.8%, or $10.48 million, from $24.49 million for the nine months ended September 30, 1999 to $34.97 million for the nine months ended September 30, 2000, representing 32.1% and 35.5% of total net revenues for the nine months ended September 30, 1999 and 2000, respectively. The increase in services revenues is primarily attributable to the increases in consulting services, customer training courses and customers under maintenance contracts.

Revenues derived from North American and international operations as a percent of total revenues were 70.6% and 29.4%, respectively for the nine months ended September 30, 2000 as compared to 70.0% and 30.0%, respectively for the nine months ended September 30, 1999.

Cost of Net Revenues

Cost of net revenues increased approximately 43.7%, or $4.82 million, from $11.04 million for the nine months ended September 30, 1999 to $15.86 million for the nine months ended September 30, 2000, representing 14.5% and 16.1% of net revenues for the nine months ended September 30, 1999 and 2000, respectively. The increase in the cost of net revenues is primarily attributable to the increase in staff of our customer support operations necessary to support a larger installed customer base as well as additional products offered by our company in addition to the continued expansion of our consulting services operations. The increase in the cost of net revenues as a percentage of revenues is primarily attributable to the increased costs associated with supporting a larger customer base and the increased percentage of net revenues derived from consulting services, which typically have lower margins. Cost of net revenues, as a percentage of revenues, may fluctuate from period to period due, among other things, to a change in the mix of license revenues and consulting service revenues, a change in the number or size of transactions recorded in a quarter, integration of acquired operations or products, or an increase or decrease in licenses of royalty-bearing products.

Sales and Marketing

Sales and marketing expenses increased 10.6%, or $4.72 million, from $44.43 million for the nine months ended September 30, 1999 to $49.15 million for the nine months ended September 30, 2000, representing 58.2% and 49.9% of total net revenues for 1999 and 2000, respectively. The increase in dollar amount is due to an increase in staff and marketing programs to support our sales and marketing activities. The decrease in sales and marketing as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the first nine months of 2000. We currently anticipate that the dollar amount of sales and marketing expenses will increase as we continue to hire necessary staff and expand our sales and marketing activities to promote expansion of our business.

Research and Development

Research and development expenses increased 4.2%, or $833,000, from $19.86 million for the nine months ended September 30, 1999 to $20.70 million for the nine months ended September 30, 2000, representing 26.0% and 21.0% of total net revenues for the nine months ended September 30, 1999 and 2000, respectively. The increase in dollar amount resulted from the addition of staff and use of outside consultants needed to develop, maintain and enhance our software products. The decrease in research and development as a percentage of total net revenues is primarily due to a greater increase in the growth of total net revenues in the first nine months of 2000. We currently anticipate that the dollar amount of research and development expenses will increase as we continue to commit substantial resources to research and development in future periods.

General and Administrative

General and administrative expenses increased 29.0%, or $2.36 million, from $8.13 million for the nine months ended September 30, 1999 to $10.49 million for the nine months ended September 30, 2000, representing 10.6% of total net revenues for both 1999 and 2000, respectively. The increase in dollar amount is primarily a result of additional staff and investments in corporate infrastructure and information systems needed to support our operations. We currently anticipate that the dollar amount of general and administrative expenses will increase as we continue to invest in the corporate infrastructure.

Amortization of Acquired Intangible Assets

Amortization of intangible assets expenses increased $1.66 million, from $2.76 million for the nine months ended September 30, 1999 to $4.42 million for the nine months ended September 30, 2000. The increase in dollar amount is primarily due to the amortization of goodwill and intangibles resulting from the acquisition of PassGo as well as the amortization of technology purchased from Compaq Computer Corporation in the third quarter of 1999, which are being amortized ratably over three to seven years.

Acquisition-Related Charges

For the nine months ended September 30, 1999, we incurred charges of approximately $1.75 million for severance, investment banking, legal and accounting fees, and other costs related to the merger with Internet Tools, and approximately $2.0 million of in-process research and development expense in connection with the acquisition of PassGo.

Loss from Continuing Operations before Interest and Taxes

Loss from continuing operations before interest and taxes was $2.13 million and $13.63 million for the nine months ended September 30, 2000 and 1999, respectively. The smaller loss in the nine months ended September 30, 2000 as compared to 1999 is primarily attributable to the reduction of acquisition-related charges in addition to total revenues growing in excess of the increase in operating expenses.

Interest Income

Interest income increased 40.1%, or $1.36 million, from $3.38 million for the nine months ended September 30, 1999 to $4.74 million for the nine months ended September 30, 2000. The increase in interest income is primarily due to the increase in cash and cash equivalents and resulting in an increase of invested funds, plus the general rise in interest rates. Currently it is our policy to hold securities until they mature. Interest income and other may fluctuate from period to period due to changes in investment mix, varying cash balances and fluctuations in interest rates.

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

We recorded a tax benefit of $1.39 million for the nine months ended September 30, 1999 related to our taxable loss from operations and a tax provision of $776,000 for the nine months ended September 30, 2000 related to our taxable income from operations.

Net Income (Loss)

As a result of the above, we recorded a profit of $1.83 million for the nine months ended September 30, 2000 compared to a loss of $8.86 million for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in total revenues, the reduction of acquisition-related charges and the increase in interest income.

Certain Risks and Uncertainties
-------------------------------

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

Financial Condition-Liquidity and Capital Resources
---------------------------------------------------

Our overall cash and cash equivalents were $48.04 million at September 30, 2000, a decrease of approximately $13.49 million from $61.53 million at December 31, 1999. Marketable securities increased $29.74 to $77.07 million at September 30, 2000 from $47.33 million at December 31, 1999. During the nine month periods ended September 30, 2000 and 1999, respectively, we financed our operations primarily through cash reserves and available working capital. Our operating activities provided cash of $9.68 million and $1.96 million for the nine month
period ended September 30, 2000 and 1999, respectively.   Net cash provided by
operating activities in the nine months ended September 30, 2000, consisted primarily of net income, net of depreciation and amortization of intangible assets.

We made capital expenditures of approximately $5.35 million and $4.68 million for the nine month periods ended September 30, 2000 and 1999, respectively. These purchases have generally consisted of computer workstations, networking equipment, office equipment, office furniture and equipment and leasehold improvements. We had no material firm commitments for capital expenditures at September 30, 2000.

During the nine month period ended September 30, 2000, our financial position was also affected by the following: 1) we received proceeds of $12.13 million from the issuance of common stock for stock option exercises and employee stock purchase plan; 2) we purchased $288.88 million of marketable securities; 3) we received $260.87 million from the maturity of marketable securities; 4) we paid off $827,000 of mortgage debt; and 5) we paid $516,000 for the PassGo acquisition-related expenses.

We believe that our working capital at September 30, 2000 and cash generated from operations will be sufficient to meet our capital expenditures, working capital and other cash requirements both for the next twelve months and for the foreseeable future.

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

Factors Affecting International Operations

We anticipate that international sales will continue to represent a significant percentage of revenue in the foreseeable future. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export limitations on encryption technologies, import restrictions, tariffs and other trade barriers, providing consulting services and customer support across time zones and in different languages, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in our financial condition and results of operations. Based upon our overall currency rate exposure at September 30, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although our results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted. To date, our foreign currency gains and losses have been immaterial.

Factors Affecting Marketable Securities

The fair value of our investments in marketable securities at September 30, 2000 was $77.07 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Item 3.
-------

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance" above.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.
-------    ------------------

As reported previously in our Form 10-Q for the quarterly period ended March 31, 1999 and in our Annual Report on Form 10-K for 1999, a venture capital entity and a small former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors in May 1999. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations, and unfair trade practices. AXENT believes the claims are without merit and intends to vigorously defend the action.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect our financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K.
------     --------------------------------

(a) The following exhibits are filed or incorporated by reference, as stated below:

   Exhibit
    Number                                     Description
--------------   --------------------------------------------------------------
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

*      Filed herewith.

(b) Except for the Current Report on Form 8-K filed with the Commission on August 3, 2000, AXENT did not file any reports on From 8-K during the quarterly period ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AXENT TECHNOLOGIES, INC.


Date: November 13, 2000              By: /s/ Phillip A. Salopek, Jr.
                                         --------------------------------------
                                         Phillip A. Salopek, Jr.
                                         Vice President of Finance and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)